Form 10-K
period 2001-12-31
GREATE BAY HOTEL & CASINO INC; GB HOLDINGS INC; GB PROPERTY FUNDING CORP
filed 2002-04-01
CIK 906595, 912926, 912906

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

                                       OR

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                               -----------------       ---------------------

Commission file number 33-69716

                            GB PROPERTY FUNDING CORP.
                                GB HOLDINGS, INC.
                        GREATE BAY HOTEL AND CASINO, INC.
--------------------------------------------------------------------------------
           (Exact name of each Registrant as specified in its charter)

          DELAWARE                                          75-2502290
          DELAWARE                                          75-2502293
          NEW JERSEY                                        22-2242014

(States or other jurisdictions of                        (I.R.S. Employer
 incorporation or organization)                         Identification No.'s)

      c/o Sands Hotel & Casino
   Indiana Avenue & Brighton Park
      Atlantic City, New Jersey                                08401
--------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)

(Registrant's telephone number, including area code): (609) 441-4517

           Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $.01 per share             American Stock Exchange

          $110,000,000 principal amount
                  of 11% Notes
            due September 29, 2005                 American Stock Exchange
--------------------------------------------------------------------------------
              Title of each class           Name of exchange on which registered

           Securities registered pursuant to Section 12(g) of the Act:

                                      None
--------------------------------------------------------------------------------
                                (Title of Class)

         Indicate by check mark whether each of the Registrants (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

          Registrant                           Class                 Outstanding at March 26, 2002
          ----------                           -----                 -----------------------------
    GB Property Funding Corp.       Common stock, $1.00 par value              100 shares
        GB Holdings, Inc.           Common stock, $.01 par value            10,000,000 shares
Greate Bay Hotel and Casino, Inc.    Common stock, no par value                100 shares

                       DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the following documents are incorporated by reference into the indicated part or parts of this report.

                                      NONE

                                                       PART I


ITEM 1.  BUSINESS

         GB Holdings, Inc. ("Holdings") is a Delaware corporation and was a wholly owned subsidiary of Pratt Casino Corporation ("PCC") through December 31, 1998. PCC, a Delaware corporation, was incorporated in September 1993 and was wholly owned by PPI Corporation ("PPI"), a New Jersey corporation and a wholly owned subsidiary of Greate Bay Casino Corporation ("GBCC"). Effective after December 31, 1998, PCC transferred 21% of the stock ownership in Holdings to PBV, Inc. ("PBV"), a newly formed entity controlled by certain stockholders of GBCC. As a result of a certain confirmed plan of reorganization of PCC and others in October 1999, the remaining 79% stock interest of PCC in Holdings was transferred to Greate Bay Holdings, LLC ("GBLLC"), whose sole member as a result of the same reorganization was PPI. In February 1994, Holdings acquired Greate Bay Hotel and Casino, Inc. ("GBHC"), a New Jersey corporation, through a capital contribution by its then parent. GBHC's principal business activity is its ownership of the Sands Hotel and Casino located in Atlantic City, New Jersey (the "Sands"). GB Property Funding Corp. ("GB Property Funding"), a Delaware corporation and a wholly owned subsidiary of Holdings, was incorporated in September 1993 as a special purpose subsidiary of Holdings for the purpose of borrowing funds for the benefit of GBHC. Holdings has no operating activities and its only source of income is interest on cash equivalent investments. Holdings' only significant assets are its investment in GBHC and its cash balance at December 31, 2001 of $37.9 million. Effective September 2, 1998, GBHC acquired the membership interests in Lieber Check Cashing LLC ("Lieber"), a New Jersey limited liability company that owned a land parcel adjacent to GBHC.

         The accompanying consolidated financial statements include the accounts and operations of Holdings and its subsidiaries (Holdings, GBHC and GB Property Funding, collectively, the "Company"). All significant intercompany balances and transactions have been eliminated. Throughout this document, references to Notes are referring to the Notes to Consolidated Financial Statements contained herein.

         On January 5, 1998, the Company filed petitions for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of New Jersey (the "Bankruptcy Court"). On August 14, 2000, the Bankruptcy Court entered an order (the "Confirmation Order") confirming the Modified Fifth Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code Proposed by the Official Committee of Unsecured Creditors and High River Limited Partnership and its affiliates (the "Plan") for the Company. High River Limited Partnership ("High River") is an entity controlled by Carl C. Icahn. On September 13, 2000, the New Jersey Casino Control Commission (the "Commission") approved the Plan. On September 29, 2000, the Plan became effective (the "Effective Date") (see Note
2). All material conditions precedent to the Plan becoming effective were satisfied on or before September 29, 2000. Accordingly, the accompanying consolidated financial statements have been prepared in accordance with Statement of Position No. 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7"). In addition, as a result of the Confirmation Order and the occurrence of the Effective Date, and in accordance with SOP 90-7, the Company has adopted "fresh start reporting" in the preparation of the accompanying consolidated financial statements. The Company's emergence from Chapter 11 resulted in a new reporting entity with no retained earnings or accumulated deficit as of September 30, 2000. As a result, the consolidated financial statements for the periods subsequent to September 30, 2000 reflect the new basis of accounting and are not comparable to consolidated financial statements presented prior to September 30, 2000. A black line has been drawn on the accompanying consolidated financial statements to distinguish between the pre-reorganization and post-reorganization entities.

         On the Effective Date, GB Property Funding's existing debt securities, consisting of its 10 7/8% First Mortgage Notes due January 15, 2004 (the "Old Notes") and all of Holdings' issued and outstanding shares of common stock owned by PBV and GBLLC (the "Old Common Stock") were cancelled. As of the Effective Date, an aggregate of 10,000,000 shares of new common stock of Holdings (the "New Common Stock") were issued and outstanding, and $110,000,000 of 11% Notes due 2005 were issued by GB Property Funding (the "New Notes"). Holders of the Old Notes received a distribution of their pro rata shares of (i) the New Notes and (ii) 5,375,000 shares of the New Common Stock (the "Stock Distribution").

         Holdings and GB Property Funding listed the New Common Stock and New Notes, respectively, on the American Stock Exchange on March 27, 2001.

The Sands

         For a description of the Sands' facilities, please refer to "Item 2. - Properties."

         Business Strategy. Traditionally, the Sands' marketing strategy in the highly competitive Atlantic City market has consisted of seeking higher-value repeat patrons. In the past, the Sands has been successful in its marketing efforts towards these premium patrons through its offering of private, limited-access facilities, related amenities and use of sophisticated information technology to monitor patron play, control certain casino operating costs and target marketing efforts toward frequent visitors with above average gaming budgets. While the Sands strived to maintain market share within this segment, competition within the industry for both the premium patron (both table and slot) and to provide a premium facility with amenities for this type of patron reduced the Sands ability to attract this type of player on a profitable basis in recent years.

         In 2001, the Sands introduced the "Value Gaming" concept. The general concept in "Value Gaming" is to provide the customer with the best possible gaming experience for the amount of time that the customer is on property. Whether that experience is enhanced by competitive odds on games, the ability to find a food outlet that provides an affordable quality food product, or superior service, the intent is to provide the patron with an expanded and improved entertainment experience that would lead to an increase in subsequent trips.

         As part of its commitment to make the "Value Gaming" concept a reality for its customers, the Sands continued to provide the "loosest" slots in the Atlantic City market during 2001. That is, the Sands provided the best overall odds for winning at slots of any casino in Atlantic City, according to monthly data filed with the Commission.

         Additionally, the Sands invested approximately $4.6 million in new slot machines, gaming equipment and casino renovations. The Boardwalk Buffet reopened after renovations in the summer of 2001, providing guests with an expanded buffet outlet featuring a wide variety of culinary choices at an affordable price in a nostalgic Atlantic City atmosphere.

         With the ongoing upgrades to the property, the Sands will be able to broaden its appeal to both the higher-value repeat patrons, as well as increase its marketing effort towards the mid-level and mass segment of the gaming market. Although the Sands' facility will still not compare in size, rooms and amenities to other premium properties in Atlantic City, the Sands' strategy to introduce the concept of "Value Gaming" to the market should appeal to all segments and provide for a competitive offset to the shortfall in property size.

         As part of the Sands capital expenditure program, certain improvements, additions and enhancements have been made, or are planned to be made, to the facility, including slot machines, other gaming equipment and physical plant renovations. These additions and enhancements will primarily benefit guests in a variety of services and will compliment the "Value Gaming" marketing strategy.

         The Sands uses sophisticated information technology that enables it to track and rate patrons' play through the use of identification cards, which it issues to patrons ("casino players' cards"). All Sands' slot machines are connected with, and information with respect to table games activity can be input into, a computer network. When patrons insert their casino players' card into slot machines or present them to supervisors at table games, meaningful information, including amounts wagered and duration of play, is transmitted in real-time to a casino management database. The information contained in the database facilitates the implementation of targeted and cost effective marketing programs, which appropriately recognize and reward patrons during current and future visits to the Sands. Certain of these marketing programs allow patrons to automatically obtain complimentaries based on levels of play. Such complimentaries include free meals, hotel accommodations, entertainment, retail merchandise, parking, and sweepstakes giveaways. Management believes that its ability to reward its customers on a "same-visit" basis is valuable in encouraging the loyalty of repeat visits. The computer systems also allow the Sands to monitor, analyze and control the granting of gaming credit, promotional expenses and other marketing costs.

         Management primarily focuses its marketing efforts on patrons who have been identified by its casino management computer system as profitable patrons. Management believes that its philosophy of encouraging participation in its casino players' card program, using the information obtained thereby to identify the relative playing patterns of patrons and tailoring specific marketing programs and property amenities to this market segment enhances profitability of the Sands.

         The Sands also markets to the "mass" casino patron market through various form of direct and indirect advertising, and group and bus tour programs. Once new patrons are introduced to the Sands' "Value Gaming" concept and the casino players' card program, management uses its information technology capabilities to directly market to these patrons to encourage repeat patronage.

         Competition. The Sands faces intense competition from the eleven other existing Atlantic City casinos. According to reports of the Commission, the twelve Atlantic City casinos currently offer approximately 1.2 million square feet of gaming space. After completion of the acquisition of Caesars by Park Place Entertainment Corp. (PPE) in December 1999, PPE connected Caesars to Bally's Park Place and added slot machines in the connecting space. In January 2001, over the objections of the Sands, the Commission determined that the proposed acquisition of the Claridge Hotel and Casino ("the Claridge") by PPE which is located adjacent to the Sands and with whom the Sands jointly operates the "People Mover" walkway from the boardwalk, would not violate the Casino Control Act's prohibition against undue economic concentration. As a result of the confirmation of the Claridge Chapter 11 Plan by the Bankruptcy Court, PPE acquired the Claridge, and PPE is constructing a connection, which is expected to be completed by the Summer 2002, between the Claridge and Bally's Park Place Casino, which is already interconnected to the PPE controlled Caesars Hotel and Casino. With the addition of the Claridge, PPE controls four casinos, the Trump Organization controls three and the Harrah's Organization controls two of the twelve Atlantic City casinos. PPE also controls the so-called Traymore site located between the boardwalk and the Sands and has acquired a lot contiguous to the Sands parking garage that formerly contained the Continental Motel property. PPE announced that it may develop another hotel-casino complex on this site but has not announced specific plans at this time. In addition, several companies have announced plans to build and operate additional casino/hotels over the next few years. For example, Boyd Gaming Corporation in partnership with MGM Mirage is currently constructing a 40 story 2,010-room hotel and 120,000 square foot casino (the "Borgata") in the Marina District of Atlantic City that is expected to be completed in the summer of 2003. The Borgata development will be situated on approximately 30 acres and will also include specialty restaurants, distinct boutiques, a European style spa and several entertainment venues. In connection with that project, construction is complete on a tunnel connecting the Atlantic City Expressway with the Marina District. Other casino companies and individuals have submitted applications and have been qualified in New Jersey to hold casino licenses. Tropicana Atlantic City has announced plans to construct a 502-room hotel tower, a 25-room conference center, a 2,400 space-parking garage and an expanded casino floor. The plans will also include a 200,000 square foot themed shopping, dining and entertainment complex called The Quarter. Tropicana intends to complete the project in the second half of 2003. Resorts and Showboat recently announced plans to construct additional hotel rooms. Accordingly, the existing and future competing forces could have a materially adverse impact on the operations of the Sands.

         The Casino Reinvestment Development Authority ("CRDA") is a governmental agency that administers the statutorily mandated investments required to be funded by casino licensees. Legislation enacted during 1993 and 1996 allocated an aggregate of $175 million of CRDA funds and credits to subsidize and encourage the construction of additional hotel rooms by Atlantic City casino licensees. Competitors of the Sands that have the financial resources to construct hotel rooms can take advantage of such credits more readily than the Sands. The Sands has an approved hotel expansion program with the CRDA and a retail entertainment development project. Plans have been announced by other casino operators to complete expansions within the required subsidy period. The expansion of existing gaming facilities and the addition of new casinos will continue to increase competition within the Atlantic City market.

         In this highly competitive environment, each property's relative success is affected by a great many factors that relate to its location and facilities. These include the number of parking spaces and hotel rooms it possesses, close proximity to Pacific Avenue, the Boardwalk and to other casino/hotels and access to the main expressway entering Atlantic City. GBHC believes that, in prior years, its operating strategy enabled the Sands to compete against most other Atlantic City casino/hotels. In the past, many of its competitors had greater financial resources for capital improvements, and marketing and promotional activities than GBHC and, as a result, the Sands' facilities and amenities fell behind many of the other casinos. In order to improve GBHC's competitive position, GBHC sought the approval of the Bankruptcy Court for a capital expenditure program to renovate the majority of its hotel rooms and suites and to purchase approximately 700 slot machines. The Bankruptcy Court approved the capital expenditure program in the amount of approximately $13.6 million in March 1998. In addition, the lack of access to Pacific Avenue hampered the Sands' efforts to expand its "drive-in" patron base. However, in 1999, the Sands acquired land parcels on Pacific Avenue and demolished the existing structures and constructed a new front entrance to the Sands' facility on Pacific Avenue, which opened in June 2000.

         In order to enhance its competitive position in the marketplace, the Sands may determine to incur substantial additional costs and expenses to maintain, improve and expand its facilities and operations. Those activities may require Holdings to consider seeking additional financing.

         A significant amount of the Sands' revenues is derived from patrons living within a 120-mile radius of Atlantic City, New Jersey, particularly northern New Jersey, southeastern Pennsylvania, and metropolitan New York City. Proposals to allow casino gaming in certain areas of Pennsylvania have been defeated within the past three years. If casino gaming were to be legalized in those areas or in other venues that are more convenient to those areas, it could have a material adverse effect on the Sands. Gaming is currently conducted on Indian lands in nearby states, including the Foxwoods and Mohegan Sun Casinos in Connecticut and the Turning Stone Casino in Oneida, New York near Syracuse. In addition, New York State passed legislation that was signed by the Governor in October 2001 to allow slot machines at racetracks and six (6) Indian owned casinos within the State of New York. The legislation also allows the State to join the multi state Powerball lottery. The gaming portion of the legislation may face legal challenge including a challenge based on the New York State Constitution. Therefore, it is not possible to determine the timing or financial impact of this legislation on Atlantic City at this time.

         The tragic events of September 11, 2001 had an immediate negative impact on hotel and casino business volume. The Sands hotel occupancy was down approximately ten percentage points during the week that followed the terrorist attacks. Bus passenger volume for the Sands was lower than normal, especially for those bus tours originating from the New York metropolitan area. There were approximately 17,500 fewer, or 22.5% less bus passengers at the Sands during September 2001 than during the same month last year.

         During the fourth quarter 2001, bus ridership remained approximately 11% lower than during the same prior year period. However, the Sands slot handle and slot handle per unit during the fourth quarter 2001 exceeded their respective levels compared to the same prior year period (up 7.8% and 3.6%, respectively). By comparison, Atlantic City casinos, other than the Sands, experienced a 6.3% increase in slot handle and a 2.9% increase in handle per unit for the same periods. Net slot revenue for the Sands only increased $149,000 when comparing the fourth quarter of 2001 to the same prior year period. The increase in volume was largely offset by a decrease of .44% in hold percentage. Total coin incentives also decreased approximately $2.8 million or 28.9%, comparing the fourth quarter 2001 to the same prior year period.

         The Sands table game drop decreased $18.4 million during the fourth quarter 2001 compared to the same prior year period, although drop per unit increased approximately 13.4%. It is difficult to discern how much of the decline in table game volume is due to the tragic events of September 2001, the decrease in the number of table games, changes in table game marketing or the struggling economy.

         Management was encouraged by these results despite these adversities, and believe they are an indication that the Sands marketing programs, complimentary policies, and slot upgrade and expansion expenditures are positioning the Sands effectively to compete in this market.

         Industry Developments. In a budget address to the New Jersey Legislature on March 26, 2002, Governor McGreevey announced a proposed tax on complementaries as part of his fiscal 2003 budget proposal. The Company has no details on the nature of this potential new tax.

         New Jersey regulators have approved a number of significant changes to the regulations governing the casino industry in recent years. Significant deregulation of the industry began in 1995 with the enactment of legislation amending the New Jersey Casino Control Act (the "Casino Act") and has continued with additional rule modifications to stimulate industry growth. Partly as a result of such regulatory changes, industry-wide revenues in New Jersey have remained steady at $4.1 billion in 1999 and $4.3 billion in 2000 and 2001, despite the recent adverse market conditions. However, the general economic uncertainties may continue to have an adverse impact on the results of the Sands.

         Casino/hotel operators have also benefited in recent years from a trend toward increased slot play as slot machines have become increasingly more popular than table games particularly with frequent patrons and with recreational and other casual visitors. Casino operators have been catering increasingly to slot patrons through new forms of promotions and incentives such as slot machines that are linked among the various casinos enabling the pay out of large pooled jackpots, and through more attractive and entertaining gaming machines. Slot machines generally produce higher margins and profitability than table games because they require less labor and have lower operating costs. As a result, slot machine revenue growth has outpaced table game revenue growth in recent years. In 2001, according to Commission filings, slot win accounted for approximately 73.5% of total Atlantic City gaming win. Table games remain important, however, to a select segment of gaming patrons and they help create gaming ambience and a varied gaming experience.

         Casino Credit. Casino operations are conducted on both a credit and a cash basis. Patron gaming debts incurred in accordance with the Casino Act are enforceable under New Jersey law. For the year ended December 31, 2001, gaming credit extended to Sands' table game patrons accounted for approximately 25% of overall table game wagering, and table game wagering accounted for approximately 16.3% of overall casino wagering during the period. At December 31, 2001, gaming receivables amounted to $22.1 million before an allowance for uncollectible gaming receivables of $14.2 million. Management believes that such allowance is adequate.

         License Agreement. GBHC's rights to the trade name "Sands" (the "Trade Name") were derived from a license agreement between GBCC and an unaffiliated third party. Amounts payable by the Sands for these rights were equal to the amounts paid to the unaffiliated third party. As a result of the Confirmation Order and the occurrence of the Effective Date and under the terms of the Plan, GBHC was assigned by High River the rights under a certain agreement with the owner of the Trade Name to use the Trade Name as of the Effective Date. High River received no payments for its assignment of these rights. Payment is made directly to the owner of the Trade Name. The calculation of the license fee is the same as under the previous agreement. For the year ended December 31, 2001, the license fee amounted to $268,000. Such charges amounted to $66,000 for the three months ended December 31, 2000 and $215,000 during the nine months ended September 30, 2000. For the year ended December 31, 1999, such charges amounted to $278,000.

         Employees and Labor Relations. In Atlantic City, all employees, except certain hotel employees, must be licensed under the Casino Act. Due to the seasonality of the operations of the Sands, the number of employees varies during the course of the year. At December 31, 2001, the Sands had approximately 3,000 employees. The Sands has collective bargaining agreements with three unions that represent approximately 1,100 employees, most of whom are represented by the Hotel, Restaurant Employees and Bartenders International Union, AFL-CIO, Local 54. The collective bargaining agreement with Local 54 expires in September 2004. Management considers its labor relations to be good.

Casino Regulation

         Casino gaming is strictly regulated in Atlantic City under the Casino Act and the regulations of the Commission, which affect virtually all aspects of the operations of the Sands. The Casino Act and regulations affecting Atlantic City casino licensees concern primarily the financial stability, integrity and character of casino operators, their employees, their debt and equity security holders and others financially interested in casino operations; the nature of casino/hotel facilities; the operation methods (including rules of games and credit granting procedures); and financial and accounting practices used in connection with casino operations. A number of these regulations require practices that are different from those in casinos in Nevada and elsewhere, and some of these regulations result in casino operating costs greater than those in comparable facilities in Nevada and elsewhere.

         Casino Licenses. The Casino Act requires that all casino owners and management contractors be licensed by the Commission and that all employees (except for certain non-casino related job positions), major shareholders and other persons or entities financially interested in the casino operation be either licensed or approved by the Commission. A license is not transferable and may be revoked or suspended under certain circumstances by the Commission. A plenary license authorizes the operation of a casino with the games authorized in an operation certificate issued by the Commission, and the operation certificate may be issued only on a finding that the casino conforms to the requirements of the Casino Act and applicable regulations and that the casino is prepared to entertain the public. Under such determination, GBHC has been issued a plenary casino license.

         The plenary license issued to the Sands was renewed by the Commission in September, 1996 and extended through September 30, 2000, subject to review of the Sands' financial stability during 1997 and to the submission of financial projections in 1998 and 1999 for calendar years 1999 and 2000, respectively. The 1997 review took place and the 1999 and 2000 financial projections were filed and the Sands license was due for renewal in 2000. At its September 13, 2000 meeting, the Commission approved the renewal of the Sands casino license for a period of four years.

         The Casino Act provides for a casino license fee of not less than $200,000 based upon the cost of the investigation and consideration of the license application, and a renewal fee of not less than $100,000 or $200,000 for a one year or four year renewal, respectively, based upon the cost of maintaining control and regulatory activities. In addition, a licensee must pay annual taxes of 8% of casino win (as defined in the Casino Act), net of a provision for uncollectible gaming debts of up to 4% of casino win ("Gross Revenue"). During the years ended December 31, 2001, 2000 and 1999, the taxes and the license and other fees incurred by the Sands amounted to $23.0 million, $22.7 million and $22.2 million, respectively.

         The Casino Act also requires casino licensees to pay an investment alternative tax of 2.5% of Gross Revenue (the "2.5% Tax") or, in lieu thereof, to make quarterly deposits of 1.25% of quarterly Gross Revenue with the CRDA (the "Deposits"). The Deposits are then used to purchase bonds at below-market interest rates from the CRDA or to make qualified investments approved by the CRDA. The CRDA administers the statutorily mandated investments required to be funded by casino licensees and is required to expend the monies received by it for eligible projects as defined in the Casino Act. The Sands has elected to make the Deposits with the CRDA rather than pay the 2.5% Tax.

         The Sands has, from time to time, contributed certain amounts held in escrow by the CRDA to fund CRDA sponsored projects. In 2001, the Sands contributed $322,000 of its escrowed funds to CRDA sponsored projects and received $80,000 in a cash refund and $84,000 in waivers of certain future Deposit obligations. During the three months ended December 31, 2000, the Sands contributed $3,310,000 of its escrowed funds to a CRDA sponsored project and received a cash refund of $828,000 in consideration for the contribution. Prior to this, the CRDA had granted the Sands waivers of certain of its future Deposit obligations in consideration of similar contributions. The Sands had made such contributions of Deposits during the nine months ended September 30, 2000 and the year ended December 31, 1999 totaling $142,000 and $176,000, respectively, resulting in waivers granted by the CRDA for those periods totaling $72,000 and $90,000, respectively. Intangible assets aggregating $1,010,000 and $1,211,000, respectively, have been recognized on the accompanying consolidated balance sheets at December 31, 2001 and 2000, and are being amortized over a period of ten years commencing with the completion of the projects. Amortization of intangible assets totaled $202,000, $51,000, $151,000 and $967,000 for the year ended December 31, 2001, the three months ended December 31, 2000, the nine months ended September 30, 2000 and the year ended December 31, 1999, respectively. In 1999, GBHC wrote-off an intangible asset in the amount of $765,000 because the project no longer provided any benefit to the company.

         The Casino Act also imposes certain restrictions upon the ownership of securities issued by a corporation that holds a casino license or is a holding company of a corporate licensee. Among other restrictions, the sale, assignment, transfer, pledge or other disposition of any security issued by a corporate licensee or holding company is subject to the regulation of the Commission. The Commission may require divestiture of any security held by a disqualified holder such as an officer, director or controlling stockholder who is required to be qualified under the Casino Act.

         Note holders are also subject to the qualification provisions of the Casino Act and may, in the sole discretion of the Commission, be required to make filings, submit to regulatory proceedings and qualify under the Casino Act. If an investor is an "Institutional Investor" such as a retirement fund for governmental employees, a registered investment company or adviser, a collective investment trust, or an insurance company, then, in the absence of a prima facie showing by the New Jersey Division of Gaming Enforcement that the "Institutional Investor" may be found unqualified, the Commission shall grant a waiver of this qualification requirement with respect to publicly traded debt or equity securities of parent companies or affiliates if the investor will own (i) less than 10% of the common stock of the company in question on a fully diluted basis, or (ii) less than 20% of such company's overall indebtedness provided the investor owns less than 50% of an outstanding issue of indebtedness of such company; the Commission, upon a showing of good cause, may, in its sole discretion, grant a waiver of qualification to an "Institutional Investor" not satisfying the above percentage criteria. An "Institutional Investor" must also purchase securities for investment and have no intent to influence the management or operations of such company. The Commission may, in its sole discretion, grant a waiver of the qualification requirement to investors not qualifying as "Institutional Investors" under the Casino Act if such investors will own less than 5% of the publicly traded common stock of such company on a fully diluted basis or less than 15% of the publicly traded outstanding indebtedness of such company.

ITEM 2.  PROPERTIES

         The Sands is located in Atlantic City, New Jersey on approximately 6.1 acres of land one-half block from the Boardwalk at Brighton Park between Indiana Avenue and Dr. Martin Luther King, Jr. Boulevard. The Sands facility currently consists of a casino and simulcasting facility with approximately 77,000 square feet of gaming space containing approximately 2,010 slot machines and approximately 69 table games; a hotel with 532 rooms (including 59 suites); six restaurants; one cocktail lounge; two private lounges for invited guests; an 800-seat cabaret theater; retail space; an adjacent nine-story office building with approximately 77,000 square feet of office space for its executive, financial and administrative personnel; the "People Mover", an elevated, enclosed, one-way moving sidewalk connecting the Sands to the Boardwalk using air rights granted by an easement from the City of Atlantic City; and a garage and surface parking for approximately 1,750 vehicles.

         Effective September 2, 1998, and as part of a certain settlement agreement, Lieber obtained the rights to purchase a certain hotel/motel on Pacific Avenue in Atlantic City, New Jersey (the "Pacific Avenue Hotel"). The purchase price of the Pacific Avenue Hotel was $10 million. Demolition of the existing structures was completed in 1999 and construction of the new front entrance to the Sands' facility on Pacific Avenue was completed in June 2000. In addition, a nearby building in Atlantic City that houses an auto shop facility and a warehouse in Mystic Island, New Jersey also support the Sands' operations. GBHC's capital expenditure program includes the ongoing renovation of the majority of its hotel rooms and suites and the purchase of slot machines.

         In April 2000, GBHC entered into an agreement with the entities controlling the Claridge to acquire the Claridge Administration Building. The purchase price was $3.5 million, consisting of $1.5 million in cash at closing and $2.0 million consideration tendered through the elimination for 40 months of a $50,000 monthly license fee paid by the Claridge to GBHC, under an agreement between the Claridge and GBHC governing the development and operation of the "People Mover" leading from the Boardwalk to the Sands and the Claridge. The present value of the $2.0 million consideration has been recorded in other current and other noncurrent liabilities sections of the balance sheet.

         On December 27, 2000, the Sands, considering the renewal options, entered into a long-term lease agreement with the Madison House Group, LP to lease the approximate 210-room Madison House non-casino hotel. The initial lease period is from December 2000 to December 2012 with lease payments ranging from $1.8 million per year to $2.2 million per year. In addition, the Sands has two renewal options which, if exercised, will extend to December 2030. Lease payments during the two renewal options range from $2.2 million per year to $3.1 million per year. It is the intention of the Sands to maintain and operate the Madison House in the same quality as the Sands, making those rooms available to Sands casino customers and the general public. The Madison House is already physically connected at two floors to the existing casino hotel complex and the present intention of the Sands is to upgrade and combine the rooms into approximately 113 suites. In response to a petition by the Sands, the Commission determined that such rooms would be qualified and that the Madison House would be considered part of the approved casino-hotel if such rooms were constructed in accordance with plans submitted to the Commission. Upon completion of construction in 2002, the Sands intends to seek a determination that such rooms were constructed in accordance with such plans and, therefore, such rooms and the Madison House are qualified rooms and part of the approved casino-hotel, respectively. Such approval, if obtained would allow the Sands to have 10,000 square feet of additional casino space for additional slot machines contemplated as part of potential expansion projects.

ITEM 3.  LEGAL PROCEEDINGS

         The Company has filed tax appeals with the New Jersey Tax Court challenging the amount of its real property assessment for calendar years 1996 through 2001, inclusive, and intends to file a timely appeal for 2002. The City of Atlantic City has also appealed the amount of the assessments for 1996 through 2001.

         The Company has discovered certain failures relating to currency transaction reporting and self-reported the situation to the applicable regulatory agencies. The Company has conducted an internal examination of the matter and the New Jersey Division of Gaming Enforcement is conducting a separate review. The Company has revised internal control processes and taken other measures to address the situation. The Company may be subjected to regulatory remedies, which may include cash penalties. However, the potential cash penalties cannot be estimated at this time.

         The Company is a party in various legal proceedings with respect to the conduct of casino and hotel operations. Although a possible range of losses cannot be estimated, in the opinion of management, based upon the advice of counsel, the Company does not expect settlement or resolution of these proceedings to have a material adverse impact upon the consolidated financial position or results of operations of the Company, but the outcome of litigation is subject to uncertainties. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of the uncertainties described above.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On December 19, 2001, the annual meeting of shareholders was held to elect the Board of Directors and appoint the independent auditors. Proxies were solicited for the annual meeting under Regulation 14A.

         During 2001, the Company sought the consent of holders of the New Notes to make certain changes to the original indenture. Holders representing approximately 98% in principal amount of the New Notes provided consents to the solicitation (see Note 4).

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

         GB Property Funding's voting securities consist of 100 shares of common stock with a par value of $1.00 per share, all of which are owned by Holdings.

         GBHC's voting securities consist of 100 shares of common stock with no par value per share, all of which are owned by Holdings.

         Prior to the Effective Date, Holdings' voting securities consisted of 1,000 shares of common stock with a par value of $1.00 per share. All 1,000 shares were owned by PCC until December 31, 1998. Effective after December 31, 1998, PCC transferred 21% of its stock ownership in Holdings to PBV. As a result of a confirmed Plan of Reorganization of PCC and others in October 1999, the remaining 79% stock interest of PCC in Holdings was transferred to GBLLC. Upon the Effective Date, the stock of Holdings owned by PBV and GBLLC was cancelled. As of the Effective Date, an aggregate of 10,000,000 shares of New Common Stock were issued and outstanding.

         The Company has not paid any dividends in the past and has no plans to pay any in the future.

         The New Common Stock (trading symbol "GBH") and the New Notes were listed and commenced trading on the American Stock Exchange ("AMEX") on March 27, 2001. To Holdings' knowledge, other than certain of the shares of the New Common Stock owned by Icahn, and Merrill Lynch, substantially all of the shares of the New Common Stock are held by Cede & Co. as nominee.

         The range of high and low market prices for the New Common Stock on the American Stock Exchange Composite Tape (as reported by The Wall Street Journal) from April 1, 2001 through December 31, 2001 is as follows:

              Quarter Ended:                     High             Low
              -------------                      ----             ---

              June 30, 2001                      $ 12.12          $3.25
              September 30, 2001                 $  3.25          $1.66
              December 31, 2001                  $  2.93          $1.50

ITEM 6.  SELECTED FINANCIAL DATA

         GB Holdings, Inc. and Subsidiaries

         The following table sets forth selected financial information for Holdings, and is qualified in its entirety by, and should be read in conjunction with, Holdings' Financial Statements and Notes thereto contained elsewhere herein. The data as of December 31, 2001 and 2000 and for the years ended December 31, 2001, 2000, and 1999 have been derived from the audited financial statements of Holdings contained in Item 8 below.

         The Company implemented SOP 90-7 and, therefore, adopted "fresh start reporting" as of September 30, 2000. The Company's emergence from its Chapter 11 proceedings resulted in a new reporting entity with no retained earnings or accumulated deficit as of September 30, 2000. Accordingly, the Company's consolidated financial statements for periods prior to September 30, 2000 are not comparable to consolidated financial statements presented on or subsequent to September 30, 2000. Column headings have been included on the accompanying Consolidated Statements of Operations to distinguish between the pre-reorganization and post-reorganization entities.

                       GB HOLDINGS, INC. AND SUBSIDIARIES
        (dollars in thousands except income per share and common shares)


Statement of Operations Data:

                                                      Post-reorganization
                                               ------------------------------
                                               Year Ended      October 1, 2000
                                               December 31,        through
                                                   2001       December 3l, 2000
                                               -----------    -----------------
Net revenues                                   $   235,902      $    51,848
                                               -----------      -----------

Expenses:
   Departmental .............................      205,959           50,564
   General and administrative ...............       10,961            2,175
   Depreciation and amortization ............       12,133            3,834
                                               -----------      -----------
      Total Expenses ........................      229,053           56,573
                                               -----------      -----------
    Income (loss) from operations ...........        6,849           (4,725)
                                               -----------      -----------
Non-operating income (expense):
    Interest income .........................        2,671            1,338
    Interest expense ........................      (11,279)          (3,133)
    Reorganization costs ....................           --               34
    Gain (loss) on disposal of assets .......          (20)             (11)
                                               -----------      -----------
Total non-operating expense, net ............       (8,628)          (1,772)
                                               -----------      -----------
Income (loss) before income taxes,
   extraordinary and other items ............       (1,779)          (6,497)
Valuation provision on affiliate receivables            --               --
Write off deferred financing costs ..........           --               --
                                               -----------      -----------
Income (loss) before income taxes,
  and extraordinary item ....................       (1,779)          (6,497)
Income tax (provision) ......................          (55)              --
Income (loss) before extraordinary item .....       (1,834)          (6.497)
Extraordinary item - early extinguishment of
  debt, net of related tax benefits .........           --               --
                                               -----------      -----------
Net income (loss) ...........................  $    (1,834)     $    (6,497)
                                               ===========      ===========
Basic and diluted income (loss)
 per common share:
  Before extraordinary item .................  $     (0.18)     $     (0.65)
  Extraordinary item                                    --               --
Net income (loss) per share .................  $     (0.18)     $     (0.65)
                                               ===========      ===========
Weighted average common shares
  outstanding ...............................   10,000,000       10,000,000
                                               ===========      ===========

Balance Sheet Data:                                           Post-reorganization
                                              -------------------------------------------------
                                               December 31,     December 31,      September 30,
                                                  2001              2000              2000
                                               -----------      -----------       ------------
Total assets ................................  $   255,922      $   264,247      $   272,676
                                                                                     110,858
Total long-term debt ........................      110,371          110,838          110.858
Shareholders equity (deficit) ...............      116,669          118,503          125,000

Statement of Operations Data:

                                                                      Pre-reorganization
                                                ---------------------------------------------------------------------

                                                  January 1, 2000     Year Ended       Year Ended         Year Ended
                                                      through         December 31,     December 31,      December 31,
                                                 September 3O,2000(1)    1999(1)         1998(1)             1997
                                                 ------------------- ------------      ------------      ------------
Net revenues                                        $   178,987      $    231,994      $    222,578      $    242,788
                                                    -----------      ------------      ------------      ------------
Expenses:
   Departmental ..............................          148,509           200,371           187,766           202,440
   General and administrative ................            7,663            10,586            12,497            17,409
   Depreciation and amortization .............            9,414            16,215            12,795            14,062
                                                    -----------      ------------      ------------      ------------
      Total Expenses .........................          165,586           227,172           213,058           233,911
                                                    -----------      ------------      ------------      ------------
    Income (loss) from operations ............           13,401             4,822             9,520             8,877
                                                    -----------      ------------      ------------      ------------
Non-operating income (expense):
    Interest income ..........................              518#              649               961             1,680
    Interest expense .........................             (366)             (295)             (313)          (23,260)
    Reorganization costs .....................           (2,807)           (2,154)           (4,069)             (505)
    Gain (loss) on disposal of assets ........              (10)              259               252                59
                                                    -----------      ------------      ------------      ------------
Total non-operating expense, net .............           (2,665)           (1,541)           (3,169)          (22,026)
                                                    -----------      ------------      ------------      ------------
Income (loss) before income taxes,
   extraordinary and other items .............           10,736             3,281             6,351           (13,149)
Valuation provision on affiliate receivables..               --                --                --            (9,650)
Write off deferred financing costs ...........               --                --                --            (4,265)
                                                    -----------      ------------      ------------      ------------
Income (loss) before income taxes,
  and extraordinary item .....................           10,736             3,281             6,351           (27,064)
Income tax (provision) .......................               --              (133)               --           (10,902)
                                                    -----------      ------------      ------------      ------------
Income (loss) before extraordinary item ......           10,736             3,148             6,351           (37,966)
Extraordinary item - early extinguishment of
  debt, net of related tax benefits ..........           14,795                --                --               310
                                                    -----------      ------------      ------------      ------------
Net income (loss) ............................      $    25,531      $      3,148      $      6,351      $    (37,656)
                                                    ===========      ============      ============      ============
Basic and diluted income (loss)
 per common share:
  Before extraordinary item ..................      $      1.07      $       0.32      $       0.64      $      (3.80)
  Extraordinary item .........................             1.48                --                --              0.03
Net income (loss) per share ..................      $      2.55      $       0.32      $       0.64      $      (3.77)
                                                    ===========      ============      ============      ============
Weighted average common shares ...............           (2)               (2)               (2)               (2)
  outstanding ................................       10,000,000        10,000,000        10,000,000        10,000,000
                                                    ===========      ============      ============      ============



Balance Sheet Data:                                                Pre-reorganization

                                                     December 31,     December 31,      December 31,
                                                        1999              1998              1997
                                                    ------------      ------------      ------------
Total assets .................................      $    208,416      $    199,148      $    187,728

Total long-term debt .........................           197,898           198,234           205,932
Shareholders equity (deficit) ................           (39,593)          (42,741)          (58,600)


(1) On January 5, 1998, Holdings, GB Property Funding and GBHC filed petitions for relief under Chapter II of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of New Jersey. The accrual of interest expense on the First Mortgage Notes, the Subordinated Notes (as hereafter defined) and other affiliate advances for periods subsequent to the filing was suspended.

(2) Income (loss) per share information is presented on a pro forma basis for periods presented prior to the Effective Date.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Annual Report on Form 10-K contains forward-looking statements about the business, financial condition and prospects of Holdings, GB Property Funding and GBHC. The actual results could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties. Such risks and uncertainties are beyond management's ability to control and, in many cases, cannot be predicted by management. When used in this Annual Report on Form 10-K, the words "believes", "estimates", "anticipates", "expects", "intends" and similar expressions as they relate to Holdings, GB Property Funding and GBHC or its management are intended to identify forward-looking statements (see "Private Securities Litigation Reform Act" below).

LIQUIDITY AND CAPITAL RESOURCES

         On January 5, 1998, the Company filed petitions for relief under the Bankruptcy Code in the Bankruptcy Court. On August 14, 2000, the Bankruptcy Court entered the Confirmation Order confirming the Plan for the Company. On September 13, 2000, the Commission approved the Plan. On September 29, 2000, the Plan became effective (the "Effective Date") (see Note 2). All material conditions precedent to the Plan becoming effective were satisfied on or before September 29, 2000. Accordingly, the accompanying consolidated financial statements have been prepared in accordance with SOP 90-7. In addition, as a result of the Confirmation order and the occurrence of the Effective Date, and in accordance with SOP 90-7, the Company has adopted "fresh start reporting" as of September 30, 2000. The emergence of the Company from Chapter 11 resulted in a new reporting entity with no retained earnings or accumulated deficit as of September 30, 2000. As a result, the consolidated financial statements for the periods subsequent to September 30, 2000 reflect the new basis of accounting and are not comparable to consolidated financial statements presented prior to September 30, 2000. A black line has been drawn on the accompanying consolidated financial statements to distinguish between the pre-reorganization and post-reorganization entities.

         On the Effective Date, GB Property Funding's existing debt securities, consisting of its 10 7/8% First Mortgage Notes due January 15, 2004 (the "Old Notes") and all of Holdings' issued and outstanding shares of common stock owned by PBV and GBLLC (the "Old Common Stock"), were cancelled. As of the Effective Date, an aggregate of 10,000,000 shares of new common stock of Holdings (the "New Common Stock") were issued and outstanding, and $110,000,000 of 11% New Notes due 2005 were issued (see Financing Activities, below). Holders of the Old Notes received a distribution of their pro rata shares of (i) the New Notes and
(ii) 5,375,000 shares of the New Common Stock (the "Stock Distribution").

         Operating Activities

         At December 31, 2001, consolidated Holdings had cash and cash equivalents of $57.4 million. Holdings contributed $23.8 million to GBHC during 2001 as additional paid in capital. GBHC had cash and cash equivalents of $19.5 million as of December 31, 2001. The Company generated cash flow from operations of $5.7 million for the year ended December 31, 2001 compared to $11.8 million for the year ended December 31, 2000. The decline in cash flow from operations for the Company is primarily due to the payments of $12.1 million of interest in 2001 compared to $75,000 in 2000 (see Note 11). The Company utilized cash generated by its operations, in part, during 2001 to fund capital additions of $23.1 million and to make obligatory investments of $2.8 million.

         The Sands entered into a long-term lease of the Madison House Hotel (the "Madison House"). The initial lease period is from December 2000 to December 2012 with lease payments ranging from $1.8 million per year to $2.2 million per year. The Madison House is already physically connected at two floors to the existing Sands casino-hotel complex and is currently being renovated to combine its rooms into approximately 113 suites. It is the intention of the Sands to maintain and operate the Madison House at the same level of quality as the Sands, making those rooms available to Sands casino customers and to the general public.

         Financing Activities

         On the Effective Date, GB Property Funding's existing debt securities, consisting of the Old Notes, and all of Holdings' Old Common Stock owned by PBV and GBLLC were cancelled. Also, on the Effective Date, 10,000,000 shares of New Common Stock were issued and outstanding. Of the 10,000,000 shares, 5,375,000 shares were distributed to the holders of the Old Notes in a pro rata distribution, and 4,625,000 shares were purchased by High River for $65 million. New Notes in the amount of $110,000,000 were issued and distributed to the holders of the Old Notes in a pro rata distribution. Total scheduled maturities of long term debt in 2002 are $19,000.

         In a Consent Solicitation Statement and Consent Form dated September 14, 2001, GB Property Funding sought the consent of holders of the New Notes to make certain changes to the original indenture (the "Modifications"). The Modifications included, but were not limited to, a deletion of, or changes to, certain provisions the result of which would be (i) to permit Holdings and its subsidiaries to incur any additional indebtedness without restriction, to issue preferred stock without restriction, to make distributions in respect of preferred stock and to prepay indebtedness without restriction, to incur liens without restriction and to enter into sale-leaseback transactions without restriction, (ii) to add additional exclusions to the definition of "asset sales" to exclude from the restrictions on "asset sales" sale-leaseback transactions, conveyances or contributions to any entity in which Holdings or its subsidiaries has or obtains equity or debt interests, and transactions (including the granting of liens) made in accordance with another provision of the Modifications relating to collateral release and subordination or any documents entered into in connection with an "approved project" (a new definition included as part of the Modifications which includes, if approved by the Board of Directors of Holdings, incurrence of indebtedness or the transfer of assets to any person if Holdings or any of its subsidiaries has or obtains debt or equity interests in the transferee or any similar, related or associated event, transaction or activity) in which a release or subordination of collateral has occurred including, without limitation, any sale or other disposition resulting from any default or foreclosure, (iii) to exclude from the operation of covenants related to certain losses to collateral any assets and any proceeds thereof, which have been subject to the release or subordination provisions of the Modifications, (iv) to permit the sale or other conveyances of Casino Reinvestment Development Authority investments in accordance with the terms of a permitted security interest whether or not such sale was made at fair value, (v) to exclude from the operation of covenants related to the deposit into a collateral account of certain proceeds of "asset sales" or losses to collateral any assets and any proceeds thereof, which have been subject to the release or subordination provisions of the Modifications, (vi) to add new provisions authorizing the release or subordination of the collateral securing the New Notes in connection with, in anticipation of, as a result of, or in relation to, an "approved project", and (vii) various provisions conforming the text of the original indenture to the intent of the preceding summary of the Modifications. On October 12, 2001, and after consent to the Modifications was received from holders of New Notes representing approximately 98% in principal, the original indenture was amended to conform to the Modifications (see Note 4).

         Investing Activities

         Capital expenditures at the Sands during 2001 amounted to approximately $23.1 million. Capital expenditures during 2001 included major rooms renovations, slot machines and central plant replacement. In order to enhance its competitive position in the market place and to maintain, improve and expand its facilities and operations, the Sands may determine to incur additional substantial costs and expenses. Holdings may require additional financing in connection with those activities.

         Management anticipates that maintenance capital expenditures for 2002 will be approximately $10.0 million without considering expansion plans.

         GBHC also entered into an agreement with the entities controlling the Claridge, subject to Bankruptcy Court approval, to acquire the Claridge Administration Building ("CAB"), which was situated between GBHC's existing main entrance and the new Pacific Avenue entrance. The purchase price was $3.5 million, consisting of $1.5 million in cash at closing with the remaining $2.0 million consideration tendered through the elimination for 40 months of a $50,000 monthly license fee paid by the Claridge to GBHC under an agreement between the Claridge and GBHC governing the development and operation of the "People Mover" leading from the Boardwalk to the Sands and Claridge (the "PM Agreement"). GBHC and the Claridge also obtained Bankruptcy Court approval of the assumption of the PM Agreement, as modified above and by the reduction of the monthly license fee to $20,000 a month after the 40 months elimination of the license fee. In April 2000, closing took place on the CAB. GBHC demolished the CAB and has incorporated the land as part of its future capital improvement plan.

         The Sands is required by the Casino Act to make certain quarterly deposits based on gross revenue with the CRDA in lieu of a certain annual investment alternative tax. Deposits made in 2001 totaled $2.8 million and are anticipated to be approximately $2.9 million during 2002. The Sands has agreed to contribute certain of its future investment obligations to the CRDA in connection with the renovation related to the Atlantic City Boardwalk Convention Center. The projected total contribution will amount to $7.0 million, which will be paid over the next 12 years based on an estimate of certain of the Sands' future CRDA deposit obligations. Certain CRDA Bonds totaling $114,000 were redeemed during the year ending December 31, 2001.

         Summary

         On January 5, 1998, Holdings, GB Property Funding and GBHC filed petitions for relief under Chapter 11 of the United States Bankruptcy Code. As a result of the Chapter 11 filing, the debt service payments due subsequent to January 5, 1998 were not made and the accrual of interest on both the Old Notes and the Subordinated Notes (as hereafter defined) for periods subsequent to the filing was suspended. On August 14, 2000, the Bankruptcy Court confirmed the Plan and on September 29, 2000 the Plan became effective. Continuation of the business thereafter is dependent on GBHC's ability to achieve successful future operations. Management believes that cash flows generated from operations during 2002, as well as available cash reserves, will be sufficient to meet its operating plan and provide for scheduled capital expenditures.

RESULTS OF OPERATIONS

       General

       The comparison of operating results for the years ended December 31, 2001, 2000 and 1999 is performed by comparing the operating results for the 2000 combined pre and post - reorganization periods to the actual results of 2001 and 1999 since operations have remained similar and such comparisons would not be misleading.

       The Sands income from operations for the year ended December 31, 2001 was $6.8 million compared to $8.7 million in 2000 and $4.8 million in 1999. Net Revenues increased in 2001 ($5.1 million, 2.2%) as compared to 2000. However, operating expenses increased by $6.9 million (3.1%) for the same period. The increase in operating expenses in 2001 compared to 2000 was due to increased expenses in casino operations ($4.8 million, 2.6%), hotel operations ($1.6 million, 57.5%), general and administrative expenses ($1.1 million, 11.4%), and food and beverage operations ($837,000, 9.3%) offset by a decrease in depreciation and amortization ($1.1 million, 8.4%).

         Gaming Operations

         Information contained herein, regarding Atlantic City casinos other than the Sands, was obtained from reports filed with the Commission.

         The following table sets forth certain unaudited financial and operating data relating to the Sands' and all other Atlantic City casinos' capacities, volume of play, hold percentages and revenues:

                                                                 Year Ended December 31,
                                                         -------------------------------------------
                                                            2001            2000            1999
                                                         ------------    -----------    ------------
                                                                  (Dollars In Thousands)
Units: (at year-end)
     Table Games      - Sands                                      69             92             100
                      - Atlantic City (ex. Sands)               1,061          1,238           1,245
     Slot Machines    - Sands                                   2,060          1,987           2,001
                      - Atlantic City (ex. Sands)              35,423         34,291          32,688
Gross Wagering (1)
     Table Games      - Sands                            $    457,992    $   471,769    $    461,512
                      - Atlantic City (ex. Sands)           6,773,640      7,157,418       7,182,588
     Slot Machines    - Sands                               2,348,180      2,114,444       1,985,311
                      - Atlantic City (ex. Sands)          36,772,969     35,714,927      33,935,558
Hold Percentages (2)
     Table Games      - Sands                                  14.92%         14.10%          14.60%
                      - Atlantic City (ex. Sands)              15.65%         15.50%          15.40%
     Slot Machines    - Sands                                   7.10%          7.60%           7.90%
                      - Atlantic City (ex. Sands)               8.09%          8.20%           8.20%
Revenues (2)
     Table Games      - Sands                            $     68,351    $    66,456   $      67,301
                      - Atlantic City (ex. Sands)           1,059,881      1,110,512       1,104,835
     Slot Machines    - Sands                                 161,503        160,223         157,141
                      - Atlantic City (ex. Sands)           2,974,610      2,923,224       2,795,221
     Other (3)        - Sands                                   2,515          3,077           3,033
                      - Atlantic City (ex. Sands)             N/A           N/A            N/A

(1) Gross wagering consists of the total value of chips purchased for table games (excluding poker) and keno wagering (the "Drop") and coins wagered in slot machines ("Handle").

(2) Casino revenues consist of the portion of gross wagering that a casino retains and, as a percentage of gross wagering, is referred to as the "hold percentage." The Sands' hold percentages and revenues are reflected on an accrual basis. Comparable accrual basis data for the remainder of the Atlantic City gaming industry as a whole is not available; consequently, industry hold percentages and revenues are based on information available from the Commission and are possibly higher than if computed on the accrual basis.

(3) Consists of revenues from poker and simulcast horse racing wagering. Comparable information for the remainder of the Atlantic City gaming industry is not available.

         Patron Gaming Volume

         Information contained herein, regarding Atlantic City casinos other than the Sands, was obtained from reports filed with the Commission.

         Table game drop at the Sands decreased by $13.8 million (2.9%) in 2001 compared to 2000 and increased by $10.3 million (2.2%) in 2000 compared to 1999. By comparison, table game drop at all other Atlantic City casinos decreased 5.4% in 2001 compared to 2000 and 0.4% in 2000 compared to 1999. As a result, the Sands table game market share (expressed as a percentage of the entire Atlantic City gaming industry (the "industry") aggregate table game drop) increased to 6.3% during 2001, from 6.2% during 2000 and from 6.0% in 1999. The number of table games decreased 16.9% in 2001 and 8% in 2000 compared with a decrease of 3.8% in 2001 and 0.6% in 2000 at all other Atlantic City casinos. Aggregate gaming space at all other Atlantic City casinos increased by approximately 51,000 square feet at December 31, 2001, compared to December 31, 2000. The amount of gaming space at the Sands increased by approximately 6,000 square feet.

         Slot machine handle at the Sands increased by $234 million (11.1%) in 2001 compared to 2000 and by $129 million (6.5%) in 2000 compared to 1999. By comparison, the percentage increase in slot machine handle for all other Atlantic City casinos was 2.9% in 2001 compared to 2000 and 5.2% in 2000 compared to 1999. The Sands' market share of slot machine handle as a percentage of total industry slot handle has increased to 6.0% in 2001 from 5.6% in 2000 and 5.5% in 1999. The increased Sands slot handle during 2001 is primarily attributable to the implementation of the Value Gaming concept, which resulted in the lowest hold percentage of any casino in Atlantic City. The number of slot machines at the Sands increased by 5.8% in 2001 compared to decrease of 0.1% in 2000. On an industry wide basis the number of slot machines increased by 5.1% in 2001 and by 4.9% in 2000.

         Revenues

         Casino revenues at the Sands increased by $2.6 million (1.1%) in 2001 compared to 2000 and by $2.3 million (1.0%) in 2000 compared to 1999. The 2001 increase was due to slot machine wagering increasing with a corresponding decrease in hold percentage combined with table game wagering decreasing with a corresponding increase in hold percentage. Increases in both table game and slot machine wagering were partially offset by decreases in table game and slot machine hold percentages in 2000.

         Room revenues increased by $2.1 million (22.0%) in 2001 compared to 2000 and by $207,000 (2.2%) in 2000 compared to 1999. The 2001 increase was due to an increase in room nights and a higher average daily room rate. The increase in 2000 was driven by a higher average daily room rate partially offset by a decrease in occupancy.

         Food and beverage revenues increased by $1.1 million (3.8%) in 2001 compared to 2000 and by $453,000 (1.6%) in 2000 compared to 1999. The 2001 increase was due to an increase in covers of 42,000 or 3.2%. The increase in 2000 was due to an increase in the revenue per cover.

         Other revenues increased by $183,000 (4.1%) in 2001 compared to 2000 and decreased by $1.5 million (24.5%) in 2000 compared to 1999. The increase in 2001 was due to more entertainment revenue offset by a reduction in parking income. The decrease in 2000 compared to 1999 was a result of a reduction in theater entertainment offerings.

         Promotional Allowances

         Promotional allowances are comprised of (i) the estimated retail value of goods and services provided free of charge or at reduced rates to casino customers under various marketing programs and (ii) the cash value of redeemable points earned under a customer loyalty program based on their casino play. As a percentage of casino revenues, promotional allowances were 18.1% in 2001 compared to 17.9% in 2000 and 17.0% in 1999.

         Departmental Expenses

         Casino expenses at the Sands increased by $4.8 million (2.6%) in 2001 compared to 2000 and by $2.6 million (1.3%) in 2000 compared to 1999. Continuing efforts to rebuild the patron base resulted in increased expenditures for television advertising related to the Sands desire to create market awareness for the purpose of driving additional patron volume. This increase was also a result of an increase in the allocation of complimentaries for rooms, food and beverage and other expenses to casino expenses. The prior year increase was due to increased expenditures in marketing and advertising.

         Rooms expense increased by $1.6 million (57.5%) in 2001 compared to 2000 and decreased by $89,000 (3.1%) in 2000 compared to 1999. The increase was due to costs associated with the operating of the Madison House, specifically rental and payroll expenses. This was partially offset by an increase in the allocation of expenses to casino expense due to a higher percentage of rooms being utilized on a complimentary basis. The decrease in 2000 resulted from an increase in the allocation of rooms expense to casino expense due to a higher percentage of rooms being utilized on a complimentary basis.

         Food and beverage expense increased by $837,000 (9.3%) in 2001 compared to 2000 and decreased by $1.3 million (12.6%) in 2000 compared to 1999. The increase was a result of increased volume offset by an increase in the allocation of expenses to casino expense due to a higher percentage of food and beverage being utilized on a complimentary basis. The decrease in 2000 was due to more expenses being allocated to casino expense due to the rise in food and beverage complimentaries.

         Other expenses decreased by $367,000 (9.8%) in 2001 compared to 2000 and by $493,000 (11.6%) in 2000 compared to 1999. The decrease was due to a higher allocation of other expenses to casino expense. The prior year decrease was due to cost savings with respect to reduced theater entertainment.

         General and Administrative Expenses

         General and administrative expenses increased by $1.1 million (11.4%) in 2001 compared to 2000 and decreased $748,000 (7.1%) in 2000 compared to 1999. The increase was due to costs associated with the attempted acquisition of the Claridge Hotel Casino and severance packages arising from position eliminations resulting from a reorganization of operations. The prior year decrease was a result of reduced expenses in general insurance and electricity.

         Depreciation and Amortization

         Depreciation and amortization expense decreased by $1.1 million (8.4%) in 2001 compared to 2000 and by $3.0 million (18.3%) in 2000 compared to 1999. The decrease was a result of depreciation expense being impacted by the asset valuation reduction associated with "fresh start reporting" implemented in September 2000 and a reduction in donation of CRDA deposits to the CRDA. This was partially offset by an increase in the amortization of loan fees, which was due to a combination of the increase in amortized periods (a year in 2001 compared to three months in 2000) and the increase in basis resulting from the added costs of the Consent Solicitation and Modification. The prior year decrease was due to a smaller contribution liability to the CRDA and the redemption of bonds.

         Interest Income and Expense

         Interest income increased by $815,000 (43.9%) in 2001 compared to 2000 and by $1.2 million (186.0%) in 2000 compared to 1999. The change for both years was due to earnings on increased cash reserves since the Effective Date. Prior to September 2000, earnings on cash reserves were recorded as a reduction of reorganization costs.

         Interest expense increased by $7.8 million (222.3%) in 2001 compared to 2000 and by $3.2 million (1086.0%) in 2000 compared to 1999. The increase for both years was due to the accrual of interest expense on the New Notes for a full year, as the New Notes were issued at the end of the third quarter of 2000.

         Income Tax Provision

         Prior to 1997, Holdings was included in the consolidated federal income tax return of Hollywood Casino Corporation ("HCC"). Holdings' operations were included in GBCC's consolidated federal income tax returns for the years ended December 31, 1998 and 1997 but GBCC agreed to allow Holdings to become deconsolidated from the GBCC group effective after December 31, 1998. In accordance therewith, PCC transferred 21% of the stock ownership in Holdings to PBV, effecting the deconsolidation of Holdings from the GBCC group for federal income tax purposes (the "Deconsolidation"). Accordingly, beginning in 1999, Holdings' provision for federal income taxes is calculated and paid on a consolidated basis with GB Property Funding and GBHC.

         At December 31, 2001, Holdings and its subsidiaries have deferred tax assets including State net operating losses, Federal credit carryforwards and temporary differences. The State net operating losses ("State NOL's") begin to expire in the year 2003 for state tax purposes. A portion of the credit carryforwards, if not utilized, will begin to expire each year through 2004. The remaining credit carryforwards expire through the year 2019. In addition, as part of a certain settlement agreement, GBCC may utilize Federal net operating losses ("Federal NOL's") of Holdings and its subsidiaries through December 31, 1998 to offset federal taxable income of GBCC and other members of its consolidated tax group. Holdings has utilized the balance of its Federal NOL's in its 1999 (amended) and 2000 consolidated Federal tax returns. Statement of Financial Accounting Standards No. 109 ("SFAS 109") requires that the tax benefit of NOL's and deferred tax assets resulting from temporary differences be recorded as an asset and, to the extent that management can not assess that the utilization of all or a portion of such NOL's and deferred tax assets is more likely than not, requires the recording of a valuation allowance. Due to various uncertainties, management is unable to determine that realization of the Company's deferred tax asset is more likely than not and, thus, has provided a valuation allowance for the entire amount at December 31, 2001.

         The Internal Revenue Service is examining the consolidated federal income tax returns of HCC for the years 1995 and 1996 and the consolidated federal income tax returns for GBCC for the years 1997 and 1998 in which the Company was included (the "Audit"). As a result of such Audit, GBCC management has disclosed in its quarterly SEC Form 10-Q, filed for the quarterly period ended September 30, 2001, that the Audit is substantially complete and has resulted in adjustments to GBCC's Federal NOL's and deferred tax assets. The Company is dependent upon receipt of information from HCC and GBCC as to the operations of their affiliates and the impact of those operations on the former HCC and GBCC consolidated groups' Federal NOL's. The Company has not yet received information regarding the details of the Audit adjustments and, therefore, is unable to estimate their impact to the Company's financial position or results of operations.

         The State of New Jersey is examining the state corporate business tax return of GBHC for the year 1996, 1997 and 1998. It is management's position that any claims by the State of New Jersey against GBHC attributable to anytime prior to January 5, 1998 is barred by applicable provisions of the Bankruptcy Code. Management is presently unable to estimate the impact of New Jersey's tax audit on the financial position or results of operations of GBHC.

         As a result of the Confirmation Order and the occurrence of the Effective Date and under the terms of the Plan, the Company's outstanding debt was discharged (see Note 2). Pursuant to the Internal Revenue Code, debt that is cancelled or discharged under the Bankruptcy Code does not generate taxable income in the current period to the debtor. Instead, certain tax attributes otherwise available to the debtor are reduced. This attribute reduction is effective for tax purposes beginning January 1, 2001. Management currently estimates that approximately $14.9 million of the Company's tax attributes relating to the tax bases of noncurrent assets will be reduced as of January 1, 2001. Holdings also had a change of ownership as defined under Internal Revenue Code Section 382 upon the effective date of the plan. Management currently estimates there will be no significant limitations on the ability of the Company to use its tax credit carryforwards on a post confirmation basis as a result of this change of ownership.

         Extraordinary Item

         The Company recorded an extraordinary gain of $14.8 million during 2000 as a result of the discharge of debt and satisfaction of claims associated with the company's emergence from Chapter 11 (see Note 2).

         Reorganization and Other Related Costs

         Reorganization and other related costs include costs associated with Holdings' reorganization under Chapter 11, including, among other things, professional fees, costs associated with the termination of agreements, and other administrative costs. As noted previously, interest income on cash accumulated during the reorganization was reflected as a reduction to reorganization and other related costs.

         Inflation

         Management believes that in the near term, modest inflation, together with increasing competition within the gaming industry for qualified and experienced personnel, will continue to cause increases in operating expenses, particularly labor and employee benefits costs.

         Seasonality

         Historically, the Sands' operations have been highly seasonal in nature, with the peak activity occurring from May to September. Consequently, the results of operations for the first and fourth quarters are traditionally less profitable than the other quarters of the fiscal year. In addition, the Sands' operations may fluctuate significantly due to a number of factors, including chance. Such seasonality and fluctuations may materially affect casino revenues and profitability.

         Private Securities Litigation Reform Act

         The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Form 10-K and other materials filed or to be filed by Holdings, GB Property Funding or GBHC with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made by such companies) contains statements that are forward-looking, such as statements relating to plans for future expansion, future construction costs and other business development activities as well as other capital spending, economic conditions, financing sources, competition and the effects of tax regulation and state regulations applicable to the gaming industry in general or Holdings, GB Property Funding and GBHC in particular. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of Holdings, GB Property Funding or GBHC. These risks and uncertainties include, but are not limited to, those relating to development and construction activities, dependence on existing management, leverage and debt service (including sensitivity to fluctuations in interest rates), domestic or global economic conditions, changes in federal or state tax laws or the administration of such laws and changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions).

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Market risk is the risk of loss arising from changes in market rates and prices, such as interest rates and foreign currency exchange rates. Holdings, GB Property Funding and GBHC do not have securities subject to interest rate fluctuations and have not invested in derivative-based financial instruments.

ITEM 8.  INDEX TO FINANCIAL STATEMENTS

                                                                          Page
                                                                          ----
GB Holdings, Inc. and Subsidiaries
   Report of Independent Public Accountants ............................    25

   Consolidated Balance Sheets of GB Holdings, Inc. and Subsidiaries
      as of December 31, 2001 and 2000 ................................. 26 - 27

   Consolidated Statements of Operations of GB Holdings, Inc. and Subsidiaries
     for the Year Ended December 31, 2001 (Post-reorganization), the
     Period October 1, 2000 through December 31, 2000
     (Post-reorganization), the Period January 1, 2000 through
     September 30, 2000 (Pre-reorganization) and the Year Ended
     December 31, 1999
     (Pre-reorganization) ..............................................   28

   Consolidated Statement of Changes in Shareholder's Equity (Deficit) of
     GB Holdings, Inc. and Subsidiaries for the Year Ended December 31,
     2001 (Post-reorganization), Period October 1, 2000 through
     December 31, 2000 (Post-reorganization), the Period January 1,
     2000 through September 30, 2000 (Pre-reorganization) and the Year
     Ended December 31, 1999 (Pre-reorganization) ......................   29

   Consolidated Statements of Cash Flows of GB Holdings, Inc. and Subsidiaries
     for the Year Ended December 31, 2001, the Period October 1, 2000
     through December 31, 2000 (Post-reorganization), the Period
     January 1, 2000 through September 30, 2000 (Pre-reorganization)
     and the Year Ended December 31, 1999 (Pre-reorganization) .........   30

   Notes to Consolidated Financial Statements of GB Holdings, Inc.
     and Subsidiaries ..................................................   31

               REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of GB Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of GB Holdings, Inc. and subsidiaries (the Company, a Delaware corporation) as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for the period ended December 31, 2001 (post-reorganization), the periods from October 1, 2000 through December 31, 2000 (post-reorganization), January 1, 2000 through September 30, 2000 (pre-reorganization) and the period ended December 31, 1999 (pre-reorganization). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GB Holdings, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the period ended December 31, 2001 (post-reorganization), the periods from October 1, 2000 through December 31, 2000 (post-reorganization), January 1, 2000 through September 30, 2000 (pre-reorganization), and the period ended December 31, 1999 (pre-reorganization) in conformity with accounting principles generally accepted in the United States.


                                                   ARTHUR ANDERSEN LLP
Roseland, New Jersey
March 8, 2002

                       GB HOLDINGS, INC. AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS
                             (Post-reorganization)

                                     ASSETS

                                                       December 31,     December 31,
                                                           2001             2000
                                                       -------------    -------------
Current Assets:
     Cash and cash equivalents                         $  57,369,000    $  77,903,000
     Accounts receivable, net of allowances
        of $14,406,000 and $11,408,000, respectively       8,911,000       10,972,000

     Inventories                                           2,431,000        2,851,000
     Deferred income taxes and income tax receivable         759,000        1,159,000
     Prepaid expenses and other current assets             2,266,000        2,707,000
                                                       -------------    -------------
        Total current assets                              71,736,000       95,592,000
                                                       -------------    -------------

Property and Equipment:
     Land                                                 54,814,000       54,814,000
     Buildings and improvements                           84,890,000       81,337,000
     Equipment                                            27,321,000       18,252,000
     Construction in progress                             17,003,000        6,763,000
                                                       -------------    -------------
                                                         184,028,000      161,166,000
     Less - accumulated depreciation and
        amortization                                     (13,016,000)      (2,706,000)
                                                       -------------    -------------
     Property and equipment, net                         171,012,000      158,460,000
                                                       -------------    -------------

Other Assets:
     Obligatory investments, net of allowances of
       $9,290,000 and $8,418,000, respectively             9,302,000        7,918,000

     Other assets                                          3,872,000        2,277,000
                                                       -------------    -------------
        Total other assets                                13,174,000       10,195,000
                                                       -------------    -------------
                                                       $ 255,922,000    $ 264,247,000
                                                       =============    =============

      The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

                  GB HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED BALANCE SHEETS
                        (Post-reorganization)

                 LIABILITIES AND SHAREHOLDER'S EQUITY

                                                              December 31,     December 31,
                                                                  2001             2000
                                                             -------------    -------------
Current Liabilities
     Current maturities of long-term debt                    $      19,000    $     467,000
     Accounts payable                                            6,843,000        9,822,000
     Accrued liabilities -
        Salaries and wages                                       4,144,000        4,424,000
        Interest                                                 3,092,000        3,092,000
        Reorganization costs                                       155,000        1,280,000
        Insurance                                                1,670,000        2,411,000
        Other                                                    5,266,000        5,336,000
     Other current liabilities                                   3,873,000        4,283,000
                                                             -------------    -------------
        Total current liabilities                               25,062,000       31,115,000
                                                             -------------    -------------
Long-Term Debt, net of current maturities                      110,352,000      110,371,000
                                                             -------------    -------------
Other Noncurrent Liabilities                                     3,839,000        4,258,000
                                                             -------------    -------------

Commitments and Contingencies

Shareholder's Equity:
     Preferred stock, $.01 par value per share;
        20,000,000 shares authorized; 0 shares outstanding              --               --
     Common Stock, $.01 par value per share;
       20,000,000 shares authorized;
       10,000,000 shares outstanding                               100,000          100,000
     Additional paid-in capital                                124,900,000      124,900,000
     Accumulated deficit                                        (8,331,000)      (6,497,000)
                                                             -------------    -------------
        Total shareholder's equity                             116,669,000      118,503,000
                                                             -------------    -------------
                                                             $ 255,922,000    $ 264,247,000
                                                             =============    =============

      The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

                  GB HOLDINGS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                POST-REORGANIZATION                      PRE-REORGANIZATION
                                                         ---------------------------------       ----------------------------------
                                                           Year Ended   October 1, 2000           January 1, 2000       Year Ended
                                                          December 31,      through                   through          December 31,
                                                              2001     December 31, 2000         September 30, 2000        1999
                                                         ------------- -----------------         ------------------   -------------
Revenues:
    Casino                                               $ 232,369,000     $  52,026,000            $ 177,731,000     $ 227,475,000
    Rooms                                                   11,570,000         2,307,000                7,173,000         9,273,000
    Food and beverage                                       29,408,000         7,201,000               21,122,000        27,870,000
    Other                                                    4,683,000           951,000                3,549,000         5,960,000
                                                         -------------     -------------            -------------     -------------
                                                           278,030,000        62,485,000              209,575,000       270,578,000
    Less - promotional allowances                          (42,128,000)      (10,637,000)             (30,588,000)      (38,584,000)
                                                         -------------     -------------            -------------     -------------
      Net revenues                                         235,902,000        51,848,000              178,987,000       231,994,000
                                                         -------------     -------------            -------------     -------------
Expenses:
    Casino                                                 188,409,000        46,718,000              136,867,000       183,005,000
    Rooms                                                    4,362,000           664,000                2,106,000         2,858,000
    Food and beverage                                        9,814,000         2,292,000                6,685,000        10,274,000
    Other                                                    3,374,000           890,000                2,851,000         4,234,000
    General and administrative                              10,961,000         2,175,000                7,663,000        10,586,000
    Depreciation and amortization, including
      write-off of CRDA obligations                         12,133,000         3,834,000                9,414,000        16,215,000
                                                         -------------     -------------            -------------     -------------
      Total expenses                                       229,053,000        56,573,000              165,586,000       227,172,000
                                                         -------------     -------------            -------------     -------------
Income (loss) from operations                                6,849,000        (4,725,000)              13,401,000         4,822,000
                                                         -------------     -------------            -------------     -------------
Non-operating income (expense):
    Interest income                                          2,671,000         1,338,000                  518,000           649,000
    Interest expense (contractual interest
      of $16,545,000 and $22,079,000,
      respectively, for the nine months
      ended September 30, 2000 and in 1999)                (11,279,000)       (3,133,000)                (366,000)         (295,000)
    Reorganization and other related costs                          --            34,000               (2,807,000)       (2,154,000)
    Gain/(loss) on disposal of assets                          (20,000)          (11,000)                 (10,000)          259,000
                                                         -------------     -------------            -------------     -------------
    Total non-operating expense, net                        (8,628,000)       (1,772,000)              (2,665,000)       (1,541,000)
                                                         -------------     -------------            -------------     -------------
Income (loss) before income taxes,
    and extraordinary items                                 (1,779,000)       (6,497,000)              10,736,000         3,281,000
    Income tax (provision)                                     (55,000)               --                       --          (133,000)
    Extraordinary gain on prepetition debt discharge                --                --               14,795,000                --
                                                         -------------     -------------            -------------     -------------
Net income  (loss)                                       $  (1,834,000)    $  (6,497,000)           $  25,531,000     $   3,148,000
                                                         =============     =============            =============     =============
Basic/diluted income (loss) per common share             $       (0.18)    $       (0.65)
                                                         =============     =============
Weighted average common shares outstanding               $  10,000,000     $  10,000,000
                                                         =============     =============

           The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

                  GB HOLDINGS, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF CHANGES
                   IN SHAREHOLDER'S EQUITY (DEFICIT)
                 For the Year ended December 31, 2001,
 For the Period October 1, 2000 through December 31, 2000 (Post-reorganization),
   January 1, 2000 through September 30, 2000 (Pre-reorganization) and the year Ended December 31, 1999 (Pre-reorganization

                                                                                          Additional
                                                             Common Stock                   Paid-in          Accumulated
                                                      Shares             Amount             Capital             Deficit
                                                   -------------      -------------      -------------      -------------
BALANCE, January 1, 1999                                   1,000      $       1,000      $  27,946,000      $ (70,688,000)
     Net Income Pre-reorganization                            --                 --                 --          3,148,000
                                                   -------------      -------------      -------------      -------------

BALANCE, December 31, 1999                                 1,000              1,000         27,946,000        (67,540,000)
     Net Income Pre-reorganization                            --                 --                 --         25,531,000
     Cancellation of old common stock
       pursuant to the plan for reorganization            (1,000)            (1,000)             1,000                 --
     Issuance of new common stock pursuant
       to the plan for reorganization                 10,000,000            100,000         64,954,000                 --
     Elimination of accumulated deficit
       pursuant to the plan of reorganization                 --                 --        (42,009,000)        42,009,000
     Additional paid in capital pursuant to the
       plan of reorganization                                 --                 --         74,008,000                 --
=========================================================================================================================
BALANCE, September 30, 2000                           10,000,000            100,000        124,900,000                 --
     Net Loss Post-reorganization                             --                 --                 --         (6,497,000)
                                                   -------------      -------------      -------------      -------------

BALANCE, December 31, 2000                            10,000,000            100,000        124,900,000         (6,497,000)
     Net Loss Post-reorganization                             --                 --                 --         (1,834,000)
                                                   -------------      -------------      -------------      -------------

BALANCE, December 31, 2001                            10,000,000      $     100,000      $ 124,900,000      $  (8,331,000)
                                                   =============      =============      =============      =============


  The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                  GB HOLDINGS, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  POST-REORGANIZATION                     PRE-REORGANIZATION
                                                            -------------------------------        --------------------------------
                                                             Year Ended    October 1, 2000          January 1, 2000      Year Ended
                                                            December 31,       through                  through         December 31,
                                                                2001      December 31, 2000        September 30, 2000       1999
                                                            ------------- -----------------        ------------------  ------------
OPERATING ACTIVITIES:
    Net income (loss)                                        $ (1,834,000)   $ (6,497,000)             $ 25,531,000    $  3,148,000
    Adjustments to reconcile net income (loss) to
      net cash provided by operating activities:
      Extraordinary gain on prepetition debt discharge                 --              --               (14,795,000)             --
      Write off of reorganization related costs                        --              --                        --         262,000
      Depreciation and amortization, including
        write off of CRDA obligations                          12,133,000       3,834,000                 9,414,000      16,215,000
      (Gain) loss on disposal of assets                            20,000          11,000                    10,000        (259,000)
      Provision for doubtful accounts                           4,991,000       1,423,000                 1,637,000       2,418,000
      Deferred income tax (provision) benefit                     292,000              --                        --        (133,000)
      Increase in accounts receivable                          (2,930,000)     (3,157,000)                 (184,000)     (4,854,000)
      Increase (decrease) in accounts payable and
        and accrued expenses                                   (5,195,000)      1,266,000                 2,975,000       1,096,000
      Net change in other current assets and liabilities           27,000        (907,000)                1,239,000         872,000
      Net change in other noncurrent assets and liabilities    (1,756,000)       (102,000)               (9,889,000)       (175,000)
                                                             ------------    ------------              ------------    ------------
        Net cash (used in) provided by operating activities     5,748,000      (4,129,000)               15,938,000      18,590,000
                                                             ------------    ------------              ------------    ------------
INVESTING ACTIVITIES:
    Purchase of property and equipment                        (23,095,000)     (2,934,000)              (14,422,000)    (18,676,000)
    Proceeds from disposition of assets                             4,000              --                    13,000         259,000
    Proceeds from sale of investments                             114,000         111,000                   330,000           2,000
    Obligatory investments                                     (2,838,000)       (803,000)               (2,014,000)     (2,786,000)
                                                             ------------    ------------              ------------    ------------
      Net cash used in investing activities                   (25,815,000)     (3,626,000)              (16,093,000)    (21,201,000)
                                                             ------------    ------------              ------------    ------------
FINANCING ACTIVITIES:
    Proceeds from issuance of common stock                             --              --                65,000,000              --
    Repayments of long-term debt                                 (467,000)        (20,000)                  (64,000)       (336,000)
                                                             ------------    ------------              ------------    ------------
      Net cash (used in) provided by financing activities        (467,000)        (20,000)               64,936,000        (336,000)
                                                             ------------    ------------              ------------    ------------
      Net increase (decrease) in cash and cash equivalents    (20,534,000)     (7,775,000)               64,781,000      (2,947,000)
        Cash and cash equivalents at beginning of period       77,903,000      85,678,000                20,897,000      23,844,000
                                                             ------------    ------------              ------------    ------------
        Cash and cash equivalents at end of period           $ 57,369,000    $ 77,903,000              $ 85,678,000    $ 20,897,000
                                                             ============    ============              ============    ============

           The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

                  GB HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)      Organization, Business and Basis of Presentation

         GB Holdings, Inc. ("Holdings") is a Delaware corporation and was a wholly owned subsidiary of Pratt Casino Corporation ("PCC") through December 31, 1998. PCC, a Delaware corporation, was incorporated in September 1993 and was wholly owned by PPI Corporation ("PPI"), a New Jersey corporation and a wholly owned subsidiary of Greate Bay Casino Corporation ("GBCC"). Effective after December 31, 1998, PCC transferred 21% of the stock ownership in Holdings to PBV, Inc. ("PBV"), a newly formed entity controlled by certain stockholders of GBCC. As a result of a certain confirmed plan of reorganization of PCC and others in October 1999, the remaining 79% stock interest of PCC in Holdings was transferred to Greate Bay Holdings, LLC ("GBLLC"), whose sole member as a result of the same reorganization was PPI. In February 1994, Holdings acquired Greate Bay Hotel and Casino, Inc. ("GBHC"), a New Jersey corporation, through a capital contribution by its then parent. GBHC's principal business activity is its ownership of the Sands Hotel and Casino located in Atlantic City, New Jersey (the "Sands"). GB Property Funding Corp. ("GB Property Funding"), a Delaware corporation and a wholly owned subsidiary of Holdings, was incorporated in September 1993 as a special purpose subsidiary of Holdings for the purpose of borrowing funds for the benefit of GBHC. Holdings has no operating activities and its only source of income is interest on cash equivalent investments. Holdings only significant assets are its investment in GBHC and its cash balance at December 31, 2001 of $37.9 million. Effective September 2, 1998, GBHC acquired the membership interests in Lieber Check Cashing LLC ("Lieber"), a New Jersey limited liability company that owned a land parcel adjacent to GBHC.

         The accompanying consolidated financial statements include the accounts and operations of Holdings and its subsidiaries (Holdings, GBHC and GB Property Funding, collectively, the "Company"). All significant intercompany balances and transactions have been eliminated. Throughout this document, references to Notes are referring to the Notes to Consolidated Financial Statements contained herein.

         On January 5, 1998, the Company filed petitions for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of New Jersey (the "Bankruptcy Court"). On August 14, 2000, the Bankruptcy Court entered an order (the "Confirmation Order") confirming the Modified Fifth Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code Proposed by the Official Committee of Unsecured Creditors and High River Limited Partnership and its affiliates (the "Plan") for the Company. High River Limited Partnership ("High River") is an entity controlled by Carl C. Icahn. On September 13, 2000, the New Jersey Casino Control Commission (the "Commission") approved the Plan. On September 29, 2000, the Plan became effective (the "Effective Date") (see Note
2). All material conditions precedent to the Plan becoming effective were satisfied on or before September 29, 2000. Accordingly, the accompanying consolidated financial statements have been prepared in accordance with Statement of Position No. 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7"). In addition, as a result of the Confirmation Order and the occurrence of the Effective Date, and in accordance with SOP 90-7, the Company has adopted "fresh start reporting" in the preparation of the accompanying consolidated financial statements. The Company's emergence from Chapter 11 resulted in a new reporting entity with no retained earnings or accumulated deficit as of September 30, 2000. As a result, the consolidated financial statements for the periods subsequent to September 30, 2000 reflect the new basis of accounting and are not comparable to consolidated financial statements presented prior to September 30, 2000. A black line has been drawn on the accompanying consolidated financial statements to distinguish between the pre-reorganization and post-reorganization entities.

                       GB HOLDINGS, INC. AND SUBSIDIARIES

         A significant amount of the Sands' revenues are derived from patrons living in northern New Jersey, southeastern Pennsylvania and metropolitan New York City. Competition in the Atlantic City gaming market is intense and management believes that this competition will continue or intensify in the future.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(2)      Financial Reorganization

         On the Effective Date, GB Property Funding's existing debt securities, consisting of its 10 7/8% First Mortgage Notes due January 15, 2004 (the "Old Notes") and all of Holdings' issued and outstanding shares of common stock owned by PBV and GBLLC (the "Old Common Stock"), were cancelled. As of the Effective Date, an aggregate of 10,000,000 shares of new common stock of Holdings (the "New Common Stock") were issued and outstanding, and $110,000,000 of 11% First Mortgage Notes due 2005 were issued by GB Property Funding (the "New Notes"). Holders of the Old Notes received a distribution of their pro rata shares of (i) the New Notes and (ii) 5,375,000 shares of the New Common Stock (the "Stock Distribution"). In addition, $65,000,000 in cash was obtained from affiliates of the majority shareholder.

         Pursuant to SOP 90-7, "fresh start reporting" has been reflected as of September 30, 2000 in the accompanying consolidated financial statements because: (i) the sum of the allowed claims, plus postpetition liabilities, exceeded the reorganization value of the preconfirmation assets of the emerging entity and (ii) Holdings experienced a change of control (as defined in SOP 90-7). SOP 90-7 requires under these circumstances the creation of a new reporting entity and the recording of assets and liabilities at their fair values. In support of the restructuring process, the Company retained an independent third party to determine, among other things, the value of the equity of Holdings. This independent third party set the value of the equity between a range of $11 and $14 per share. The Bankruptcy Court, considering the testimony of that third party and others offered at the confirmation hearing on the Plan, accepted this range and used the mid-point of $12.50 per share for the purpose of determining the value of the unsecured portion of the claim of the holders of the Old Notes. For these reasons, Holdings has set the value of the post confirmation assets of the reorganized entity based upon that value of the equity and the New Notes and by the post petition liabilities assumed. The resulting difference between the equity, New Notes and post petition liability assumed and the liabilities subject to compromise and equity eliminated has been allocated to long term assets based upon a pro rata determination of their fair values, as required by SOP 90-7.

         The discharge of debt and "fresh start reporting" have been reflected in the accompanying September 30, 2000 consolidated financial statements. Holdings' post confirmation consolidated balance sheet as of September 30, 2000 reflects the adoption of "fresh start reporting" and becomes the opening balance sheet for the "reorganized" corporation. The gain from the discharge of debt has been reflected as an extraordinary item.

                       GB HOLDINGS, INC. AND SUBSIDIARIES

         The effect of the adoption of "fresh start reporting" on the consolidated balance sheet as of September 30, 2000 is reflected in the following table:

                Adjustments to Record the Plan of Reorganization
                             (Dollars in Thousands)

                                  Pre-reorganization                             Post-reorganization
                                     Consolidated   Reorganization   Fresh Start     Consolidated
                                     Balance Sheet   Adjustments     Adjustments     Balance Sheet
                                     -------------   -----------     -----------     -------------
Assets
Current Assets:
     Cash & cash equivalents           $  26,373       $  59,305       $      --       $  85,678
     Accounts receivable, net              8,411              --              --           8,411
     Other current assets                  9,699          (3,387)             --           6,312
                                       ---------       ---------       ---------       ---------
Total Current Assets                      44,483          55,918              --         100,401
Property & Equipment, net                165,090              --         (10,624)        154,466
Other Assets                              11,576              --            (964)         10,612
                                       ---------       ---------       ---------       ---------
Total Assets                           $ 221,149       $  55,918       $ (11,588)      $ 265,479
                                       =========       =========       =========       =========

Liabilities & Shareholders'
  Equity (Deficit)
Current Liabilities:
     Current maturities of
       long-term debt                  $     483       $      --       $      --       $     483
     Accounts payable                      6,026              --              --           6,026
     Accrued expenses                     15,295              --              --          15,295
     Other current liabilities             3,957              --              --           3,957
                                       ---------       ---------       ---------       ---------
Total Current Liabilities                 25,761              --              --          25,761
Liabilities Subject to Compromise        216,140        (216,140)             --              --
Long-Term Debt                               375         110,000              --         110,375
Deferred Taxes and Other                   7,730          (3,387)             --           4,343
                                       ---------       ---------       ---------       ---------
Total Liabilities                        250,006        (109,527)             --         140,479
                                       ---------       ---------       ---------       ---------
Shareholders' Equity (Deficit):
     Common stock - old                        1              (1)             --              --
     Common stock - new
      (10,000,000 shares)                     --             100              --             100
     Additional paid in capital           27,946         150,551         (53,597)        124,900
     Accumulated earnings (deficit)      (56,804)         14,795          42,009              --
                                       ---------       ---------       ---------       ---------
Total Shareholders' Equity (Deficit)     (28,857)        165,445         (11,588)        125,000
                                       ---------       ---------       ---------       ---------
Total Liabilities & Shareholders'
  Equity (Deficit)                     $ 221,149       $  55,918       $ (11,588)      $ 265,479
                                       =========       =========       =========       =========

                       GB HOLDINGS, INC. AND SUBSIDIARIES

         Assuming the reorganization had been effective January 1, 2000, depreciation and amortization expense would have decreased an estimated $1,100,000 and interest expense would have increased an estimated $9,008,000 for the year ended December 31, 2000. On a pro forma basis, reorganization costs of $2,773,000 and the extraordinary gain on pre-petition debt discharge of $14,795,000 would not have been reported in 2000.

(3)      Summary of Significant Accounting Policies

         The significant accounting policies followed in the preparation of the accompanying consolidated financial statements are discussed below. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Casino revenues, promotional allowances and departmental expenses -

         The Sands recognizes the net win from gaming activities (the difference between gaming wins and losses) as casino revenues. Casino revenues are net of accruals for anticipated payouts of progressive and certain other slot machine jackpots and certain progressive table game payouts. Such anticipated jackpots and payouts are reflected as current liabilities on the accompanying consolidated balance sheets.

       The estimated value of rooms, food and beverage and other items that were provided to customers without charge has been included in revenues and a corresponding amount has been deducted as promotional allowances. The costs of such complimentaries have been included in casino expenses on the accompanying consolidated statements of operations. Costs of complimentaries allocated from the rooms, food and beverage and other operating departments to the casino department were as follows:

                            POST-REORGANIZATION                       PRE-REORGANIZATION
                       ------------------------------          ---------------------------------
                       Year Ended     October 1, 2000            January 1, 2000    Year Ended
                       December 31,      through                     through        December 31,
                          2001      December 31, 2000          September 30, 2000       1999
                       -----------  -----------------          ------------------   ------------
Rooms                  $ 8,139,000      $ 1,630,000                 $ 4,299,000      $ 5,422,000
Food and Beverage       26,409,000        6,867,000                  18,745,000       23,703,000
Other                    4,614,000          602,000                   3,172,000        5,127,000
                       -----------      -----------                 -----------      -----------
                       $39,162,000      $ 9,099,000                 $26,216,000      $34,252,000
                       ===========      ===========                 ===========      ===========

                       GB HOLDINGS, INC. AND SUBSIDIARIES

Cash and cash equivalents -

         Cash and cash equivalents are generally comprised of cash and investments with original maturities of three months or less, such as commercial paper, certificates of deposit and fixed repurchase agreements.

Allowance for doubtful accounts -

         The allowance for doubtful accounts is maintained at a level considered adequate to provide for possible future losses. Provisions for doubtful accounts amounting to $4,991,000 for the year ended December 31, 2001, $1,423,000 for the period October 1, 2000 through December 31, 2000 and $1,637,000 for the period January 1, 2000 through September 30, 2000 were recorded in the accompanying consolidated statements of operations. Provisions for doubtful accounts amounting to $2,418,000 were recorded in the accompanying consolidated statements of operations for the year ended December 31, 1999.

Inventories -

         Inventories are stated at the lower of cost (on a first-in, first-out basis) or market.

Property and equipment -

         As of the Effective Date, property and equipment were restated pursuant to SOP 90-7 (see Note 2) and are being depreciated utilizing the straight line method over their remaining estimated useful lives.

         Property and equipment purchased after the Effective Date have been recorded at cost and are being depreciated utilizing the straight-line method over their estimated useful lives as follows:

       Buildings and improvements            25-40 years
       Operating equipment                     3-7 years

         Interest costs related to property and equipment acquisitions are capitalized during the acquisition period and are being amortized over the useful lives of the related assets (see Note 12).

                       GB HOLDINGS, INC. AND SUBSIDIARIES

Deferred financing costs -

         The costs of issuing long-term debt, including all related underwriting, legal, directors and accounting fees, were capitalized and are being amortized over the term of the related debt issue. Deferred financing costs of $180,000 were incurred in connection with GB Property Funding's offering of $110,000,000 11% New Notes. During 2001, additional costs associated with a Consent Solicitation by GB Property Funding to modify the original indenture for the $110,000,000 New Notes were capitalized and are also being amortized over the remaining term of the New Notes. Total Consent Solicitation costs amounted to $2,083,000 in 2001 (see Note 4). For the year ended December 31, 2001 and the three months ended December 31, 2000, amortization of deferred financing costs were $174,000 and $10,000 respectively. There was no amortization of deferred financing costs for the nine months ended September 30, 2000 and the year ended December 31, 1999.

Long-lived assets -

         Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" requires, among other things, that an entity review its long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. As of September 30, 2000, assets were valued in accordance with SOP 90-7 (see Note
2). As a result of this and subsequent reviews, Holdings does not believe that any material impairment currently exists related to its long-lived assets.

Accrued insurance -

         GBHC is self insured for a portion of its general liability, certain health care and other liability exposures. A third party insures losses over prescribed levels. Accrued insurance includes estimates of such accrued liabilities based on an evaluation of the merits of individual claims and historical claims experience. Accordingly, GBHC's ultimate liability may differ from the amounts accrued.

Income taxes -

         Prior to 1997, Holdings was included in the consolidated federal income tax return of Hollywood Casino Corporation ("HCC"). Holdings' operations were included in GBCC's consolidated federal income tax returns for the years ended December 31, 1998 and 1997, but GBCC agreed to allow Holdings to become deconsolidated from the GBCC group effective after December 31, 1998. In accordance therewith, PCC transferred 21% of the stock ownership in Holdings to PBV, effecting the deconsolidation of Holdings from the GBCC group for federal income tax purposes (the "Deconsolidation"). Accordingly, beginning in 1999, Holdings' provision for federal income taxes is calculated and paid on a consolidated basis with GB Property Funding and GBHC (see Note 5).

                       GB HOLDINGS, INC. AND SUBSIDIARIES

Income (Loss) Per Share

         Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128), requires, among other things, the disclosure of basic earnings per share for public companies. Since the capital structure of Holdings is simple, in that no potentially dilutive securities were outstanding during the periods presented, basic income (loss) per share is equal to diluted income
(loss) per share. Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding.

         Additionally, SFAS 128 requires among other things, the income (loss) per share effect of extraordinary items and is computed by dividing the extraordinary item by the weighted average number of common shares outstanding.

         On a pro forma basis, for periods presented prior to the Effective Date, the income per share would have been as follows:

                                                     Pre-reorganization
                                             -----------------------------------
                                               January 1, 2000     Year Ended
                                                   through        December 31,
                                             September 30, 2000       1999
                                             ------------------    -----------
Basic/diluted income per common share:
     Before extraordinary item                   $      1.07       $      0.32

     Extraordinary item                                 1.48
                                                 -----------       -----------
Net income per share                             $      2.55       $      0.32
                                                 ===========       ===========
Weighted average common shares
   outstanding                                    10,000,000        10,000,000
                                                 ===========       ===========

New Accounting Pronouncements -

         In June 1999, the Financial Accounting Standards Board adopted SFAS 137, which deferred for one year the effective date for Statement No. 133:
"Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), which is now required to be adopted in years beginning after June 15, 2000. SFAS No. 133 permits early adoption as of the beginning of any fiscal quarter after its issuance. SFAS No. 133 will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The adoption of SFAS No. 133 has no impact on the Company's consolidated results of operations, financial position or cash flows.

         In January 2001, the Emerging Issues Task Force (EITF) reached a consensus on certain issues within Issue No. 00-22: "Accounting for 'Points' and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future ("EITF 00-22")". Application of EITF 00-22 is required for interim and annual periods ending after February 15, 2001. EITF 00-22 requires volume-based cash rebates to be classified as a reduction of revenue. Accordingly, such rebates have been classified as promotional allowances. The Company previously classified these expenditures as gaming expenses. Prior period amounts have been reclassified to conform with the current presentation.

                       GB HOLDINGS, INC. AND SUBSIDIARIES

         In June 2001, the Financial Accounting Standards Board (FASB) issued FASB Statements Nos. 141 and 142 (FAS 141 and FAS 142): "Business Combinations" and "Goodwill and Other Intangible Assets," respectively. FAS 141 replaces APB 16 and eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. FAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under FAS 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. FAS 141 and FAS 142 are effective for all business combinations completed after September 30, 2001. Upon adoption of FAS 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under FAS 141 will be reclassified to goodwill. Companies are required to adopt FAS 142 for fiscal years beginning after December 15, 2001, but early adoption is permitted. Management does not believe these standards will have any impact on its results of operations or financial position.

         In 2001, the FASB issued SFAS No. 143, which addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for fiscal years beginning after June 15, 2002. The company is currently assessing the impact of this new standard.

         In 2001, the FASB issued SFAS No. 144, which is effective for fiscal years beginning after December 15, 2001. The provisions of this statement provides a single accounting model for impairment of long-lived assets. The Company is currently assessing the impact of this new standard.

         In November 2001, the EITF reached a consenus on Issue No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products) ("EITF 01-09"). For a sales incentive offered voluntarily by a vendor to its patrons, EITF 01-09 requires the vendor to recognize the cost of the sales incentive at the later of the date at which the related revenue is recorded by the vendor, or the date at which the sales incentive is offered. Application of EITF 01-09 is required in annual or interim financial statements for periods beginning after December 15, 2001. The Company is currently assessing the impact of this new issue.

Reclassifications -

         Certain reclassifications have been made to prior years' consolidated financial statements to conform to the 2001 consolidated financial statement presentations.

                       GB HOLDINGS, INC. AND SUBSIDIARIES

(4)    Long-Term Debt

       Long-term debt is comprised of the following:

                                                December 31,        December 31,
                                                    2001                2000
                                                -------------       -------------
11% notes, due 2005 (a)                         $ 110,000,000       $ 110,000,000
Lieber mortgage (b)                                        --             450,000
Other                                                 371,000             388,000
                                                -------------       -------------

    Total indebtedness                            110,371,000         110,838,000
Less - current maturities                             (19,000)           (467,000)
                                                -------------       -------------

    Total long-term debt                        $ 110,352,000       $ 110,371,000
                                                =============       =============

(a) As a result of the Confirmation Order and the occurrence of the Effective Date and under the terms of the Plan, the Old Notes were cancelled and replaced with $110,000,000 of 11% notes due 2005 ("New Notes"). Interest on the New Notes is payable on March 29 and September 29, beginning March 29, 2001. The outstanding principal is due on September 29, 2005. The New Notes are unconditionally guaranteed, on a joint and several basis, by both Holdings and GBHC, and are secured by substantially all of the assets, as of the Effective Date, other than cash and gaming receivables of Holdings and GBHC.

         The original indenture for the New Notes contained various provisions, which, among other things, restricted the ability of Holdings, and GBHC to incur certain senior secured indebtedness beyond certain limitations, and contained certain other limitations on the ability to merge, consolidate, or sell substantially all of their assets, to make certain restricted payments, to incur certain additional senior liens, and to enter into certain sale-leaseback transactions.

         In a Consent Solicitation Statement and Consent Form dated September 14, 2001, GB Property Funding sought the consent of holders of the New Notes to make certain changes to the original indenture (the "Modifications"). The Modifications included, but were not limited to, a deletion of, or changes to, certain provisions the result of which would be (i) to permit Holdings and its subsidiaries to incur any additional indebtedness without restriction, to issue preferred stock without restriction, to make distributions in respect of preferred stock and to prepay indebtedness without restriction, to incur liens without restriction and to enter into sale-leaseback transactions without restriction, (ii) to add additional exclusions to the definition of "asset sales" to exclude from the restrictions on "asset sales" sale-leaseback transactions, conveyances or contributions to any entity in which Holdings or its subsidiaries has or obtains equity or debt interests, and transactions (including the granting of liens) made in accordance with another provision of the Modifications relating to collateral release and subordination or any documents entered into in connection with an "approved project" (a new definition included as part of the Modifications which includes, if approved by the Board of Directors of Holdings, incurrence of indebtedness or the transfer of assets to any person if Holdings or any of its subsidiaries has or obtain debt or equity interests in the transferee or any similar, related or associated event, transaction or activity) in which a release or subordination of collateral has occurred including, without limitation, any sale or other disposition resulting from any default or foreclosure, (iii) to exclude from the operation of covenants related to certain losses to collateral any assets and any proceeds thereof, which have been subject to the release or subordination provisions of the Modifications, (iv) to permit the sale or other conveyances of Casino Reinvestment Development Authority investments in accordance with the terms of a permitted security interest whether or not such sale was made at fair value, (v) to exclude from the operation of covenants related to the deposit into a collateral account of certain proceeds of "asset sales" or losses to collateral any assets and any proceeds thereof, which have been subject to the release or subordination provisions of the Modifications, (vi) to add new provisions authorizing the release or subordination of the collateral securing the New Notes in connection with, in anticipation of, as a result of, or in relation to, an "approved project", and (vii) various provisions conforming the text of the original indenture to the intent of the preceding summary of the Modifications.

                       GB HOLDINGS, INC. AND SUBSIDIARIES

         Holders representing approximately 98% in principal amount of the New Notes provided consents to the Modifications. Under the terms of the original indenture, the consent of holders representing a majority in principal amount of New Notes was a necessary condition to the Modifications. Accordingly, GB Property Funding, as issuer, and Holdings and GBHC, as guarantors, and Wells Fargo Bank Minnesota, National Association, as Trustee, entered into an Amended and Restated Indenture dated as of October 12, 2001, containing the Modifications to the original indenture described in the Consent Solicitation Statement (the "Amended and Restated Indenture"). In accordance with the terms of the Consent Solicitation Statement, holders of New Notes, who consented to the Modifications and who did not revoke their consents ("Consenting Noteholders"), were entitled to $17.50 per $1,000 in principal amount of New Notes, subject to certain conditions including entry into the Amended and Restated Indenture. Upon entry into the Amended and Restated Indenture on October 12, 2001, the Company transferred approximately $1.9 million to the Trustee for distribution to Consenting Noteholders.

(b) On September 2, 1998, GBHC acquired the membership interests in Lieber, which owned a certain parcel of land on Pacific Avenue in Atlantic City until transferring it to GBHC in September 2000. Principal mortgage indebtedness at the time of acquisition was $591,000 and bears interest at the rate of 7% per annum. Principal and interest were paid monthly based on a ten-year amortization schedule. The balance of the note was paid in July 2001 in accordance with the mortgage agreement.

                       GB HOLDINGS, INC. AND SUBSIDIARIES

         Scheduled payments of long-term debt as of December 31, 2001 are set forth below:

         2002                              $     19,000
         2003                                    21,000
         2004                                    23,000
         2005                               110,026,000
         2006                                    28,000
          Thereafter                            254,000
                                           ------------
            Total                          $110,371,000
                                           ============

         Interest paid amounted to $12,156,000 for the year ended December 31, 2001. Interest paid amounted to $18,000 for the three months ended December 31, 2000 and $57,000 for the nine months ended September 30, 2000. Interest paid amounted to $79,000 for the year ended December 31, 1999. At December 31, 2001 and 2000, accrued interest on the New Notes was $3,092,000 and $3,092,000, respectively.

(5)      Income Taxes (pending review by Arthur Andersen, LLP)

         The components of the (provision) benefit for income taxes are as follows:

                                              POST-REORGANIZATION                        PRE-REORGANIZATION
                                         -------------------------------        ----------------------------------
                                          Year Ended   October 1, 2000            January 1, 2000      Year Ended
                                         December 31,      through                    through         December 31,
                                             2001      December 31, 2000        September 30, 2000        1999
                                         -------------------------------        ----------------------------------
Federal income tax (provision) benefit    $               $                            $               $
    Current                                (292,000)             --                           --        (133,000)
    Deferred                                292,000              --                           --              --

State income tax (provision) benefit
    Current                                 (55,000)             --                           --              --
    Deferred                                     --              --                           --              --
                                          ---------       ---------                    ---------       ---------
                                          $ (55,000)      $      --                    $      --       $(133,000)
                                          =========       =========                    =========       =========

         Prior to 1997, Holdings was included in the consolidated federal income tax return of Hollywood Casino Corporation ("HCC"). Holdings' operations were included in GBCC's consolidated federal income tax returns for the years ended December 31, 1998 and 1997 but GBCC agreed to allow Holdings to become deconsolidated from the GBCC group effective after December 31, 1998. In accordance therewith, PCC transferred 21% of the stock ownership in Holdings to PBV, effecting the deconsolidation of Holdings from the GBCC group for federal income tax purposes (the "Deconsolidation"). Accordingly, beginning in 1999, Holdings' provision for federal income taxes is calculated and paid on a consolidated basis with GB Property Funding and GBHC.

                       GB HOLDINGS, INC. AND SUBSIDIARIES

         At December 31, 2001, Holdings and its subsidiaries have deferred tax assets including State net operating losses, Federal credit carryforwards and temporary differences. The State net operating losses ("State NOL's") begin to expire in the year 2003 for state tax purposes. A portion of the credit carryforwards, if not utilized, will begin to expire each year through 2004. The remaining credit carryforwards expire through the year 2019. In addition, as part of a certain settlement agreement, GBCC may utilize Federal net operating losses ("Federal NOL's") of Holdings and its subsidiaries through December 31, 1998 to offset federal taxable income of GBCC and other members of its consolidated tax group. Holdings has utilized the balance of its Federal NOL's in its 1999 (amended) and 2000 consolidated Federal tax returns. Statement of Financial Accounting Standards No. 109 ("SFAS 109") requires that the tax benefit of NOL's and deferred tax assets resulting from temporary differences be recorded as an asset and, to the extent that management can not assess that the utilization of all or a portion of such NOL's and deferred tax assets is more likely than not, requires the recording of a valuation allowance. Due to various uncertainties, management is unable to determine that realization of the Company's deferred tax asset is more likely than not and, thus, has provided a valuation allowance for the entire amount at December 31, 2001.

         The Internal Revenue Service is examining the consolidated federal income tax returns of HCC for the years 1995 and 1996 and the consolidated federal income tax returns for GBCC for the years 1997 and 1998 in which the Company was included (the "Audit"). As a result of such Audit, GBCC management has disclosed in its quarterly SEC Form 10-Q, filed for the quarterly period ended September 30, 2001, that the Audit is substantially complete and has resulted in adjustments to GBCC's Federal NOL's and deferred tax assets. The Company is dependent upon receipt of information from HCC and GBCC as to the operations of their affiliates and the impact of those operations on the former HCC and GBCC consolidated groups' Federal NOL's. The Company has not yet received information regarding the details of the Audit adjustments and, therefore, is unable to estimate their impact to the Company's financial position or results of operations.

         The State of New Jersey is examining the state corporate business tax return of GBHC for the years 1996, 1997 and 1998. It is management's position that any claims by the State of New Jersey against GBHC attributable to anytime prior to January 5, 1998 is barred by applicable provisions of the Bankruptcy Code. Management is presently unable to estimate the impact of New Jersey's tax audit on the financial position or results of operations of GBHC.

         As a result of the Confirmation Order and the occurrence of the Effective Date and under the terms of the Plan, the Company's outstanding debt was discharged (see Note 2). Pursuant to the Internal Revenue Code, debt that is cancelled or discharged under the Bankruptcy Code does not generate taxable income in the current period to the debtor. Instead, certain tax attributes otherwise available to the debtor are reduced. This attribute reduction is effective for tax purposes beginning January 1, 2001. Management currently estimates that approximately $14.9 million of the Company's tax attributes relating to the tax bases of noncurrent assets will be reduced as of January 1, 2001. Holdings also had a change of ownership as defined under Internal Revenue Code Section 382 upon the effective date of the plan. Management currently estimates there will be no significant limitations on the ability of the Company to use its tax credit carryforwards on a post confirmation basis as a result of this change of ownership.

                       GB HOLDINGS, INC. AND SUBSIDIARIES

(6)      Transactions with related parties

         GBHC's rights to the trade name "Sands" (the "Trade Name") were derived from a license agreement between GBCC and an unaffiliated third party. Amounts payable by the Sands for these rights were equal to the amounts paid to the unaffiliated third party. As a result of the Confirmation Order and the occurrence of the Effective Date and under the terms of the Plan, GBHC was assigned by High River the rights under a certain agreement with the owner of the Trade Name to use the Trade Name as of the Effective Date. High River received no payments for its assignment of these rights. Payment is made directly to the owner of the Trade Name. The calculation of the license fee is the same as under the previous agreement. For the year ended December 31, 2001, the license fee amounted to $268,000. Such charges amounted to $66,000 for the three months ended December 31, 2000 and $215,000 during the nine months ended September 30, 2000. For the year ended December 31, 1999, such charges amounted to $278,000.

         There was no interest expense incurred with respect to affiliate advances and borrowings for the periods presented in the accompanying Statements of Operation.

         Effective September 2, 1998 and as part of a certain settlement agreement, Lieber obtained the rights to purchase a certain hotel/motel on Pacific Avenue in Atlantic City, N.J. (the "Pacific Avenue Hotel"). The assignment of the rights required a payment of $500,000 to be paid to a designated affiliate of GBCC at the Effective Date. This obligation was transferred to GBLLC by GBCC and was paid on the Effective Date.

         GBHC previously performed certain services for other subsidiaries of GBCC and for HCC and its subsidiaries and invoiced those companies for the Sands' cost of providing those services. Similarly, GBHC previously was charged for certain equipment and other expenses incurred by GBCC and HCC and their respective subsidiaries that related to GBHC's business. Such affiliate transactions are summarized below:

                                     POST-REORGANIZATION                      PRE-REORGANIZATION
                               -------------------------------        ---------------------------------
                                Year Ended    October 1, 2000          January 1, 2000      Year Ended
                               December 31,       through                  through         December 31,
                                  2001       December 31, 2000        September 30, 2000       1999
                               -------------------------------        ---------------------------------
Billings to affiliates          $     --        $     --                    $     --        $ 24,000
Charges from affiliates               --              --                     429,000         983,000


(7)      New Jersey Regulations and Obligatory Investments

         The Sands conducts gaming operations in Atlantic City, New Jersey and operates a hotel and several restaurants, as well as related support facilities. The operation of an Atlantic City casino/hotel is subject to significant regulatory control. Under the New Jersey Casino Control Act (the "Casino Act"), GBHC was required to obtain and is required to periodically renew its operating license. A casino license is not transferable and, after the initial licensing and two one-year renewal periods, is issued for a term of up to four years. The plenary license issued to the Sands was renewed by the Commission in September, 2000 and extended through September 2004. The Commission may reopen licensing hearings at any time. If it were determined that gaming laws were violated by a licensee, the gaming license could be conditioned, suspended or revoked. In addition, the licensee and other persons involved could be subject to substantial fines.

                       GB HOLDINGS, INC. AND SUBSIDIARIES

         The Casino Act requires casino licensees to pay an investment alternative tax of 2.5% of Gross Revenue (the "2.5% Tax") or, in lieu thereof, to make quarterly deposits of 1.25% of quarterly Gross Revenue with the CRDA (the "Deposits"). The Deposits are then used to purchase bonds at below-market interest rates from the CRDA or to make qualified investments approved by the CRDA. The CRDA administers the statutorily mandated investments made by casino licensees and is required to expend the monies received by it for eligible projects as defined in the Casino Act. The Sands has elected to make the Deposits with the CRDA rather than pay the 2.5% Tax.

         As of December 31, 2001 and 2000, the Sands had purchased bonds totaling $6,980,000 and $6,894,000, respectively. In addition, the Sands had remaining funds on deposit and held in escrow by the CRDA at December 31, 2001 and 2000, of $11,612,000 and $9,442,000, respectively. The bonds purchased and the amounts on deposit and held in escrow are collectively referred to as "obligatory investments" on the accompanying consolidated financial statements.

         Obligatory investments at December 31, 2001 and 2000, are net of accumulated valuation allowances of $9,290,000 and $8,418,000, respectively, based upon the estimated realizable values of the investments. Provisions for valuation allowances for the year ended December 31, 2001 amounted to $1,341,000. Provisions for valuation allowances for the three months ended December 31, 2000 and the nine months ended September 30, 2000 amounted to $243,000 and $1,044,000, respectively. Provisions for valuation allowances during the year ended December 31, 1999 amounted to $1,478,000. In 1999, the Sands expensed $3,490,000 associated with the recognition of a future contribution liability to the CRDA in connection with renovation related to the Atlantic City Boardwalk Convention Center. The liability represents the present value of the future cash contributions committed to the CRDA.

         The Sands has, from time to time, contributed certain amounts held in escrow by the CRDA to fund CRDA sponsored projects. In 2001, the Sands contributed $322,000 of its escrowed funds to CRDA sponsored projects and received $80,000 in a cash refund and $84,000 in waivers of certain future Deposit obligations. During the three months ended December 31, 2000, the Sands contributed $3,310,000 of its escrowed funds to a CRDA sponsored project and received a cash refund of $828,000 in consideration for the contribution. Prior to this, the CRDA had granted the Sands waivers of certain of its future Deposit obligations in consideration of similar contributions. The Sands had made such contributions of Deposits during the nine months ended September 30, 2000 and the year ended December 31, 1999 totaling $142,000 and $176,000, respectively, resulting in waivers granted by the CRDA for those periods totaling $72,000 and $90,000, respectively. Intangible assets aggregating $1,010,000 and $1,211,000, respectively, have been recognized on the accompanying consolidated balance sheets at December 31, 2001 and 2000, and are being amortized over a period of ten years commencing with the completion of the projects. Amortization of intangible assets totaled $202,000, $51,000, $151,000 and $967,000 for the year ended December 31, 2001, the three months ended December 31, 2000, the nine months ended September 30, 2000 and the year ended December 31, 1999, respectively. In 1999, GBHC wrote off an intangible asset in the amount of $765,000 because the project no longer provided any benefit to the company.

                       GB HOLDINGS, INC. AND SUBSIDIARIES

(8)      Legal Proceedings

         The Company has filed tax appeals with the New Jersey Tax Court challenging the amount of its real property assessment for calendar years 1996 through 2001, inclusive, and intends to file a timely appeal for 2002. The City of Atlantic City has also appealed the amount of the assessments for the same years.

         The Company has discovered certain failures relating to currency transaction reporting and self-reported the situation to the applicable regulatory agencies. The Company has conducted an internal examination of the matter and the New Jersey Division of Gaming Enforcement is conducting a separate review. The Company has revised internal control processes and taken other measures to address the situation. The Company may be subjected to regulatory remedies, which may include cash penalties. However, the potential cash penalties cannot be estimated at this time.

         The Company is a party in various legal proceedings with respect to the conduct of casino and hotel operations. Although a possible range of losses cannot be estimated, in the opinion of management, based upon the advice of counsel, the Company does not expect settlement or resolution of these proceedings to have a material adverse impact upon the consolidated financial position or results of operations of the Company, but the outcome of litigation is subject to uncertainties. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of the uncertainties described above.

(9)      Acquisition of Lieber Check Cashing and the Agreement for the Option
         Parcels

         Effective September 2, 1998 and as part of a certain settlement agreement, GBHC acquired the membership interests in Lieber from affiliates of GBCC for $251,000. GBHC also caused Lieber to acquire the rights to purchase the Pacific Avenue Hotel for a payment of $1.3 million and a payment of $500,000 at the Effective Date of a plan of reorganization. The purchase price of the Pacific Avenue Hotel was $10 million. With Bankruptcy Court approval, Lieber closed on that purchase with funds advanced by GBHC in 1999. In September 2000, title to the land underlying the former Pacific Avenue Hotel was transferred to GBHC. Demolition of the existing structures was completed in 1999 and construction of the new front entrance to the Sands' facility on Pacific Avenue was completed in June 2000. The $500,000 due under the settlement agreement was paid on the Effective Date.

(10)     Acquisition of Claridge Administration Building

         In April 2000, GBHC entered into an agreement with the entities controlling the Claridge Hotel and Casino (the "Claridge") to acquire the Claridge Administration Building. The purchase price was $3.5 million, consisting of $1.5 million in cash at closing and $2.0 million consideration tendered through the elimination for 40 months of a $50,000 monthly license fee paid by the Claridge to GBHC, under an agreement between the Claridge and GBHC governing the development and operation of the "People Mover" leading from the boardwalk to the Sands and the Claridge. The present value of the $2.0 million consideration has been recorded in other current and other noncurrent liabilities sections of the balance sheet.

                       GB HOLDINGS, INC. AND SUBSIDIARIES

(11)     Employee Retirement Savings Plan

         Effective January 1, 1999, GBHC administers and participates in the Sands Retirement Plan, a qualified defined contribution plan for the benefit of all of GBHC's employees, who satisfy certain eligibility requirements.

         The Sands Retirement Plan is qualified under the requirements of
Section 401(k) of the Internal Revenue Code allowing participating employees to benefit from the tax deferral opportunities provided therein. All employees of GBHC, who have completed one year of service, as defined, and who have attained the age of 21, are eligible to participate in the Savings Plan.

         The Sands Retirement Plan provides for a matching contribution by GBHC based upon certain criteria, including levels of participation by GBHC's employees. GBHC incurred matching contributions totaling $700,000, $192,000, $561,000 and $700,000, for the year ended December 31, 2001, the three months ended December 31, 2000, the nine months ended September 30, 2000 and the year ended December 31, 1999, respectively.

(12)     Supplemental Cash Flow Information

         Interest Paid, Interest Capitalized and Income Taxes paid during the periods presented are set forth below:


                                POST-REORGANIZATION                            PRE-REORGANIZATION
                        -------------------------------------           ------------------------------------
                         Year Ended         October 1, 2000              January 1, 2000         Year Ended
                        December 31,            through                      through            December 31,
                            2001            December 31, 2000           September 30, 2000          1999
                        -------------------------------------           ------------------------------------
Interest paid            $12,156,000            $    18,000              $    57,000            $    79,000
                         ===========            ===========              ===========            ===========

Interest Capitalized     $ 1,207,000            $        --              $        --            $        --
                         ===========            ===========              ===========            ===========

Income Taxes paid        $   205,000            $        --              $   932,000            $   355,000
                         ===========            ===========              ===========            ===========


(13)     Disclosures about Fair Value of Financial Instruments

         Disclosure of the estimated fair value of financial instruments is required under SFAS No 107, "Disclosure About Fair Value of Financial Instruments." The fair value estimates are made at discrete points in time based on relevant market information and information about the financial instruments. These estimates may be subjective in nature and involve uncertainties and significant judgment and therefore cannot be determined with precision.

                       GB HOLDINGS, INC. AND SUBSIDIARIES

         Cash and cash equivalents are valued at the carrying amount. Such amount approximates the fair value of cash equivalents because of the short maturity of these instruments.

         Obligatory investments are valued at a carrying amount which includes an allowance reflecting the below market interest rate associated with such investments.

         Other debt obligations with a short remaining maturity are valued at the carrying amount.

         The estimated carrying amounts and fair values of Holdings' financial instruments at December 31, 2001 and 2000 are as follows:

                                            December 31, 2001                         December 31, 2000
                                  ------------------------------------      ------------------------------------
                                    Carrying                                  Carrying
                                     Amount                Fair Value          Amount                Fair Value
                                  ------------            ------------      ------------            ------------
Financial Assets:
     Cash and cash equivalents    $ 57,369,000            $ 57,369,000      $ 77,903,000            $ 77,903,000
     Obligatory investments          9,302,000               9,302,000         7,918,000               7,918,000

Financial Liabilities:
     Interest payable                3,092,000               3,092,000         3,092,000               3,092,000
     New Notes                     110,000,000              90,750,000(a)    110,000,000             110,000,000
     Lieber Mortgage                        --                      --           450,000                 450,000
     Other Notes Payable               371,000                 371,000           388,000                 388,000


(a) Based on the market closing price on December 31, 2001 as reported by the American Stock Exchange.

                       GB HOLDINGS, INC. AND SUBSIDIARIES

(14)     Selected Quarterly Financial Data (Unaudited)

                                                            Quarter
                                      ----------------------------------------------------------
                                         First           Second         Third        Fourth
                                      ------------    ------------   ------------   ------------
Year Ended December 31,2001
    Net revenues                      $ 53,635,000    $ 62,665,000   $ 66,822,000   $ 52,780,000
                                      ============    ============   ============   ============
    Income (loss) from operations     $ (2,514,000)   $  3,913,000   $  7,210,000   $ (1,760,000)
                                      ============    ============   ============   ============
    Net incone (loss)                 $ (3,056,000)   $    837,000   $  3,086,000   $ (2,701,000)
                                      ============    ============   ============   ============
    Net incone (loss) per share       $      (0.31)   $       0.08   $       0.31   $      (0.26)
                                      ============    ============   ============   ============

Year Ended December 31,2000

    Net revenues                      $ 55,131,000    $ 59,482,000   $ 64,374,000   $ 51,848,000
                                      ============    ============   ============   ============
    Income (loss) from operations     $  2,916,000    $  5,330,000   $  5,156,000   $ (4,725,000)
                                      ============    ============   ============   ============
    Net income (loss) (a)             $  1,136,000    $  2,699,000   $ 21,696,000   $ (6,497,000)
                                      ============    ============   ============   ============
    Net income (loss) per share (b)   $       0.11    $       0.27   $       2.17   $      (0.65)
                                      ============    ============   ============   ============

(a) Net income for the Third Quarter of 2000 was impacted by the extraordinary gain on pre-petition debt discharge of $14,795,000.

(b) Income per share for periods prior to the Effective Date are presented on a proforma basis using 10,000,000 weighted average common shares outstanding.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None of the Registrants had disagreements with its independent accountants to report under this item.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS


         The Boards of Directors of Holdings, GB Property Funding and GBHC consist of: Carl C. Icahn, Michael L. Ashner, Martin Hirsch, Harold First, Auguste E. Rimpel, Jr. and John P. Saldarelli. Messrs. Ashner, First and Rimpel, Jr. were elected to the Boards of Directors of Holdings, GB Property Funding and GBHC, as independent members, and to the Audit Committee of Holdings.

         No family relationships exist between any directors or executive officers of GB Property Funding, Holdings or GBHC.

         Directors and Officers

         Certain information is set forth below concerning the directors and executive officers of each of GB Property Funding, Holdings and GBHC.

           Name                Age                    Position
--------------------------     ---    ------------------------------------------

Carl C. Icahn (1)              66     Chairman of the Board

Robert J. Mitchell (2)         55     Director

Martin Hirsch (3)              47     Director

John P. Saldarelli (4)         60     Director

Michael L. Ashner (5)          49     Director

Harold First (6)               65     Director

Auguste E. Rimpel, Jr. (7)     62     Director

Herbert R. Wolfe (8)           60     President and Chief Executive Officer

Timothy A. Ebling (9)          43     Executive Vice President, Chief Financial
                                      Officer and Principal Accounting Officer

Frederick H. Kraus (10)        52     Executive Vice President, General Counsel

Alfred J. Luciani (11)         55     President, Chief Executive officer and
                                      Director

(1) Carl C. Icahn has served as Chairman of the Board and a Director of Starfire Holding Corporation (formerly Icahn Holding Corporation), a privately-held holding company, and Chairman of the Board and a Director of various subsidiaries of Starfire, including ACF Industries, Incorporated, a privately-held railcar leasing and manufacturing company, since 1984. He has also been Chairman of the Board and President of Icahn & Co., Inc., a registered broker-dealer and a member of the National Association of Securities Dealers, since 1968. Since November 1990, Mr. Icahn has been Chairman of the Board of American Property Investors, Inc., the general partner of American Real Estate Partners, L.P., a public limited partnership that invests in real estate. Mr. Icahn has been a Director of Cadus Pharmaceutical Corporation, a firm which holds various biotechnology patents, since 1993. Since August 1998 he has also served as Chairman of the Board of Lowestfare.com, LLC, an internet travel reservations company. From October 1998, Mr. Icahn has been the President and a Director of Stratosphere Corporation which operates the Stratosphere Hotel and Casino. Mr. Icahn received his B.A. from Princeton University. Since September 29, 2000, Mr. Icahn has served as the Chairman of the Board of Holdings, GB Property Funding and GBHC.

(2) Robert J. Mitchell has been the Senior Vice President-Finance of ACF Industries, Incorporated, a privately-held railcar leasing and manufacturing company, since March 1995 and was Treasurer of ACF from December 1984 to March 1995. Mr. Mitchell has also served as President and Treasurer of ACF Industries Holding Corp., a privately-held holding company for ACF, since August 1993. Mr. Mitchell is a Director of National Energy Group, Inc., a public company involved in the exploration of oil and gas reserves, since August 1996. Mr. Mitchell also serves as a Director of Stratosphere Corporation, which operates the Stratosphere Hotel and Casino, since October 14, 1998. Mr. Mitchell received his BS Degree in Business Administration from St. Francis College. Mr. Mitchell served as a Director of Holdings from September 29, 2000 until his resignation effective February 28, 2001.

(3) Martin Hirsch has served as a Vice President of American Property Investors, Inc. since March 18, 1991, where he is involved in investing, managing and disposing of real estate properties and securities. Mr. Hirsch was elected as Executive Vice President and Director of Acquisitions of American Property Investors, Inc. in 2000. From January 1986 to January 1991, he was at Integrated Resources, Inc. as a Vice President where he was involved in the acquisition of commercial real estate properties and asset management. From 1985-1986, he was a Vice President of Hall Financial Group where he acquired and financed commercial and residential properties. Mr. Hirsch currently serves on the Board of Directors of Stratosphere Corp. He received his MBA from The Emory University Graduate School of Business. Mr. Hirsch has served as a Director of Holdings and GB Property Funding since September 29, 2000 and as a Director of GBHC since February 28, 2001.

(4) John P. Saldarelli has served as Vice President, Secretary and Treasurer of American Property Investors, Inc. (general partner of American Real Estate Partners) since March 18, 1991. Mr. Saldarelli was also President of Bayswater Realty Brokerage Corp. from June 1987 until November 19, 1993, and Vice President of Bayswater Realty & Capital Corp. from September 1979 until April 15, 1993. In October 1998, Mr. Saldarelli was appointed to the Board of Directors of Stratosphere and in June 2000, Mr. Saldarelli was given the additional title of Chief Financial Officer. Mr. Saldarelli has served as a Director of Holdings, GB Property Funding and GBHC since February 28, 2001.

(5) Michael L. Ashner has served as Chairman, President and CEO of Winthrop Associates, a real estate consulting firm, since 1995. Mr. Ashner has also served as General Partner of Cecil Associates, a limited liability company which owns twenty Comfort Inns, since 1996. Mr. Ashner has been CEO of Newkirk Associates, a limited liability company which owns and manages more than 40 million square feet of office and retail space, since 1997. Mr. Ashner has also been Managing Director of AP-USX, LLC, a limited liability company which owns a 28 million square foot office tower, since 1998. Since 1999, Mr. Ashner has served as President and CEO of Presidio Capital Corporation, an investment banking firm. Mr. Ashner has been President and CEO since 2000 of GFB-AP Fort, LLC, a limited liability company involved in independent and assisted living communities. Mr. Ashner has been President and Sole Shareholder since 1981 of Exeter Capital Corporation, which provides real estate consulting to real estate investors. Mr. Ashner currently serves as a director of, NBTY, Inc. and Burnham Pacific Properties, which are publicly traded. Mr. Ashner has served as a Director of Holdings and GB Property Funding since September 29, 2000, as a member of the Audit Committee of Holdings since October 3, 2000, and as a member of the Board of Directors of GBHC.

(6) Harold First has been a financial consultant since 1993. From December 1990 through January 1993, Mr. First served as Chief Financial Officer of Icahn Holding Corp., a privately held holding company. He has served as a director of Taj Mahal Holding Corporation, a public casino and gaming corporation, Trump Taj Mahal Realty Corporation, a privately held real estate company, Memorex Telex N.V., a public technology company, Trans World Airlines, Inc., a public airline company, ACF Industries, Inc., a privately held railcar leasing and manufacturing company, Cadus Pharmaceutical Corporation, a biotech research company, Talk.com, a public long distance telephone service company, Marvel Entertainment Group, Inc., a public entertainment company, Toy Biz, Inc., a public toy company and vice chairman of the board of directors of American Property Investors, Inc., the general partner of American Real Estate Partners, L.P., a public limited partnership that invests in real estate. Mr. First currently serves on the boards of directors of Panaco Inc., an oil and gas drilling company, and Philip Services Corporation, a leading integrated provider of industrial and metals services. He is a Certified Public Accountant and holds a B.S. from Brooklyn College. He has served as a member of the Audit Committee and Board of Directors of Holdings since April 25, 2001, and as a Director of GB Property Funding and GBHC since June 6, 2001.

(7) Auguste E. Rimpel, Jr. has been a retired partner of PricewaterhouseCoopers LLP (PwC) since 2000. He was with PwC and its predecessor firm, Price Waterhouse, since 1983, most recently as Managing Partner of International Consulting Services for the Washington Consulting Practice of the firm. Prior to his tenure at PwC, he served as a Partner with Booz Allen & Hamilton, Inc. and as a Vice President of Arthur D. Little International, Inc. Dr. Rimpel currently serves as Chairman of the Board of Trustees of the University of the Virgin Islands. Dr. Rimpel received a PhD in chemical engineering from Carnegie Institute of Technology and was an International Fellow at Columbia University Graduate School of Business. He has served as a member of the Audit Committee and Board of Directors of Holdings since April 25, 2001, and as a Director of GB Property Funding and GBHC since June 6, 2001.

(8) Herbert R. Wolfe has served as President and Chief Executive Officer of Holdings, GB Property Funding and GBHC since March 18, 2002. Prior to that, Mr. Wolfe served as President of Showboat Casino-Hotel in Atlantic City (Showboat) from July 1994 until October 2000. During 2001, Mr. Wolfe completed his B.A. degree in Liberal Studies at Rider University. Mr. Wolfe also served as Senior Vice President of Marketing of Showboat from January 1989 until July 1994.

(9) Timothy A. Ebling, presently and formerly Executive Vice President, Chief Financial Officer and Principal Accounting Officer of GBHC, and appointed Interim Chief Operating Officer beginning January 2002 and ending March 18, 2002, is under an employment agreement, amended as of March 11, 1998, in his present capacity continuing through November 30, 2001. The terms of the agreement provide for an annual base salary of $190,000, subject to annual increases on each anniversary date of the agreement equal to no less than the change in the Consumer Price Index, as defined, and no more than five percent. In October 2000, Mr. Ebling's base salary was increased to $250,000 and the Company and Mr. Ebling are in the process of negotiating a new employment agreement for the same salary level.

(10) Frederick H. Kraus has served as Executive Vice President, General Counsel and Secretary of each of the companies since 1998. Mr. Kraus also served as a Director of each of the companies from January 1998 to October 3, 2000 for Holdings and February 28, 2001 for GBHC and GB Property Funding. Prior to 1998, Mr. Kraus served as Vice President, Corporate Counsel and Secretary since 1994.

(11) Alfred J. Luciani, served as a member of the Board and President and Chief Executive Officer of Holdings from October 3, 2000 to December 26, 2001. Mr. Luciani served as a member of the Board of GBHC from February 28, 2001 to December 26, 2001 and as President and Chief Executive Officer of GBHC from November 5, 1999 to December 26, 2001. Mr. Luciani had operated his own consulting company, Luciani & Associates for four years and had previously served as President and Chief Executive Officer and Director of Development of the Mashantucket Pequot Gaming Enterprise (Foxwoods). Mr. Luciani was a director for Gold River Hotel and Casino Corporation when it filed for reorganization under Chapter 11 of the United States Bankruptcy Code, as amended, in February 1996.

         Section 16(A) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934 requires Holdings' officers and directors, and persons who own more than ten percent of a registered class of Holdings' equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC") and the American Stock Exchange. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish Holdings with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished by the Company, or written representations that no Forms 5 were required, Holdings believes that during the fiscal year ended December 31, 2001, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were satisfied.

         Other Matters

         On January 5, 2001, Reliance Group Holdings, Inc. ("Reliance") commenced an action in the United States District Court for the Southern District of New York against Carl C. Icahn, Icahn Associates Corp. and High River alleging that High River's tender offer for Reliance 9% senior notes violated Section 14(e) of the Exchange Act of 1934. Reliance sought a temporary restraining order and preliminary and permanent injunctive relief to prevent defendants from purchasing the notes. The Court initially imposed a temporary restraining order. Defendants then supplemented the tender offer disclosures. The Court conducted a hearing on the disclosures and other matters raised by Reliance. The Court then denied Reliance's motion for a preliminary injunction and ordered dissolution of the temporary restraining order following dissemination of the supplement. Reliance took an immediate appeal to the United States Court of Appeals for the Second Circuit and sought a stay to restrain defendants from purchasing notes during the pendency of the appeal. On January 30, 2001, the Court of Appeals denied plaintiffs' stay application. On January 30, Reliance also sought a further temporary restraining order from the District Court. The Court considered the matter and reimposed its original restraint until noon the next day, at which time the restraint against Mr. Icahn and his affiliates was dissolved. On March 22, 2001, the Court of Appeals ruled in favor of Mr. Icahn by affirming the judgment of the District Court.

ITEM 11.  EXECUTIVE COMPENSATION

         Summary of Cash and Certain Other Compensation

         Neither Holdings nor GB Property Funding pays any compensation to any employee, executive officer or director. GBHC pays the compensation of the independent directors (see "Compensation of Directors" below). The following table provides certain summary information concerning compensation paid or accrued by GBHC, to or on behalf of (i) GBHC's Chief Executive Officer; (ii) each of the other executive officers of GBHC determined as of the end of the last fiscal year; and (iii) additional individuals who would have qualified as among the executive officers of GBHC but for the fact that the individual was not serving as an executive officer at the end of the last year (hereafter referred to as the named executive officers), for the years ended December 31, 2001, 2000 and 1999.

                                                                             Long-Term
                                           Annual Compensation             Compensation
                                                                           Other Annual     Awards/     All Other
  Name and Principal Position        Year       Salary         Bonus       Compensation     Options   Compensation (1)
--------------------------------     ----      --------      --------         --------      -------      --------
Alfred J. Luciani                    2001      $332,308      $     --         $ 18,000      $    --      $  4,250
   Chief Executive Officer,          2000       318,745            --           18,000           --           114
   President and Director            1999        47,885            --            3,000           --            --

Frederick H. Kraus                   2001       235,815            --           10,800           --         4,250
   Executive Vice President,         2000       235,815       176,861(4)        10,800           --         4,000
   General Counsel, Secretary        1999       230,265            --           10,800           --         2,878

Timothy A. Ebling                    2001       250,000            --            8,400           --         4,250
   Executive Vice President,         2000       207,610       149,349(4)         8,400           --         4,000
   Chief Financial Officer           1999       194,446            --            8,400           --         3,514
   Principal Accounting Officer

William Cooney (2)                   2001       210,000            --               --           --         4,250
   Executive Vice President          2000       214,038            --               --           --         4,000
   Marketing Operations              1999       193,558            --               --           --         4,000

Signe C. Huff (3)                    2001       188,166            --            8,400           --         4,250
   Senior Vice President             2000       186,522        45,398(4)         8,400           --         4,000
   Hotel Operations and              1999       180,554            --            8,400           --         3,185
   Human Resources

(1) Includes matching contributions by GBHC to The Sands Retirement Savings Plan on behalf of the named executive officer.

(2) William Cooney has served as Executive Vice President Marketing Operations and Vice President of Marketing during 2001. Mr. Cooney served as Executive Director of Slot Operations/Slot Hosts, Vice President of Marketing and Vice President of Casino Marketing during 2000. Prior to 2000, Mr. Cooney served as Vice President of Player Development since 1999. Prior to 1999, Mr. Cooney served as Executive Director of Player Development/Table Games since 1998. Prior to 1998, Mr. Cooney served as Director of Player Development for both slots and table games since 1994.

(3) During 2001, Signe C. Huff served as Senior Vice President Marketing Operations and Human Resources before assuming her current title effective January 2002. Ms. Huff served as Senior Vice President of Hotel Operations from 1995 to 2000. From 1989 to 1995, Ms. Huff served as Vice President of Hotel Operations. Prior to 1989, Ms. Huff held various senior hotel operating positions with GBHC.

(4) Represents payment of a Bankruptcy Court approved bonus for certain management employees as an incentive for them to stay through the bankruptcy proceedings (Stay Bonus).

         Option Grants in Last Fiscal Year

         The Company does not have a stock option plan.

         Employment Contracts

         Frederick H. Kraus, Executive Vice President, General Counsel and Secretary of GBHC, is under an employment agreement, amended as of March 11, 1998, in such capacities continuing through December 31, 2002. The terms of the agreement provide for an annual base salary of $225,000, subject to annual increases on each anniversary date of the agreement equal to no less than the change in the Consumer Price Index, as defined, and no more than five percent.

         Timothy A. Ebling, presently and formerly Executive Vice President, Chief Financial Officer and Principal Accounting Officer of GBHC, and appointed Interim Chief Operating Officer beginning January 2002 and ending March 18, 2002, is under an employment agreement, amended as of March 11, 1998, in his present capacity continuing through November 30, 2002. The terms of the agreement provide for an annual base salary of $190,000, subject to annual increases on each anniversary date of the agreement equal to no less than the change in the Consumer Price Index, as defined, and no more than five percent. In October 2000, Mr. Ebling's base salary was increased to $250,000 and the Company and Mr. Ebling are in the process of negotiating a new employment agreement for the same salary level.

         Signe C. Huff, Senior Vice President Hotel Operations and Human Resources is under an employment agreement, amended as of March 11, 1998, in a similar capacity through November 30, 2002. The terms of the agreement provide for an annual base salary of $165,000, subject to annual increases on each anniversary date of the agreement equal to no less than the change in the Consumer Price Index, as defined, and no more than five percent.

         Each of the agreements provides for automatic renewal for additional one year periods in accordance with the terms thereof. In addition, the Bankruptcy Court approved a Stay Bonus and Severance Plan for certain management employees, including Mr. Kraus and Mr. Ebling. Under the Stay Bonus Plan, Mr. Kraus and Mr. Ebling received a bonus equal to 75% of their base salary. To the extent provided in the Severance Plan, if the Reorganized Entity, as defined in the Severance Plan, terminated the employment of Mr. Kraus or Mr. Ebling without cause, as defined in their employment agreements, Mr. Kraus and Mr. Ebling would be entitled to a lump sum payment equal to the greater of two years of their base salary or the remaining terms of their employment agreements.

         Employee Retirement Savings Plan

         Effective January 1, 1999, GBHC administers and participates in the Sands Retirement Plan, a qualified defined contribution plan for the benefit of all of GBHC's employees, who satisfy certain eligibility requirements.

         The Sands Retirement Plan is qualified under the requirements of
Section 401(k) of the Internal Revenue Code allowing participating employees to benefit from the tax deferral opportunities provided therein. All employees of GBHC, who have completed one year of service, as defined, and who have attained the age of 21, are eligible to participate in the Savings Plan.

         The Sands Retirement Plan provides for a matching contribution by GBHC based upon certain criteria, including levels of participation by GBHC's employees. GBHC incurred matching contributions totaling $700,000, $192,000, $561,000 and $700,000, for the year ended December 31, 2001, the three months ended December 31, 2000, the nine months ended September 30, 2000 and the year ended December 31, 1999, respectively.

         Compensation of Directors

         Prior to the Effective Date, independent directors of Holdings, GB Property Funding and GBHC received an annual fee of $10,000 for service on the Boards of Directors and a fee of $500 for each meeting attended. As of the Effective Date, independent director of the Board of Director of Holdings are entitled to receive an annual fee of $22,500. The Board of Directors of Holdings held 9 meetings either in person or by unanimous consent during the year ended December 31, 2001. All directors attended at least 75% of all meetings of the Board of Directors and committees thereof for which they were eligible to serve.

         The Board of Directors of Holdings also has an Audit Committee. Prior to the Effective Date, the external members of the Audit Committee received an annual fee of $5,000 for service on the committee and a fee of $500 for each meeting attended. As of the Effective Date, compensation for members of the Audit Committee is included in the compensation described above.

         The Board of Directors of Holdings established a Special Committee in August 2001 for the purpose of considering the Modifications. Each member of the Special Committee, consisting of Mr. Ashner and Dr. Rimpel, Jr., was paid $20,000 in 2001 for service on the Special Committee.

         Compensation Committee Interlocks and Insider Participation

         On October 3, 2000, Holdings established a Compensation Committee consisting of Messrs. Hirsch and Ashner.

         Mr. Icahn (including certain related entities) is actively involved in the gaming industry and currently owns 77.49% of Holdings' New Common Stock (see
Item 12). Casinos owned or managed by Mr. Icahn may directly or indirectly compete with the Company. In addition, the potential for conflicts of interest exists among the Company and Mr. Icahn for future business opportunities. Mr. Icahn may pursue other business opportunities and there is no agreement requiring that such additional business opportunities be presented to Holdings.

         Audit Committee.

         The Audit Committee has the duty to (i) review the engagement and performance of the independent auditors, including the remuneration to be paid;
(ii) recommend annually to the Board of Directors the independent public accountants to be engaged to audit the books, records and accounts of the Company for the ensuing year; (iii) review with the Company's independent auditors, as well as the Company's management, the Company's system of internal control including the programs and policies of the Company designed to ensure compliance with applicable laws and regulations as well as monitoring results of these compliance efforts; (iv) review with financial management and the independent auditors the Company's annual financial statements and any financial reports or other financial information submitted to any governmental body or the public by either the Company or its independent auditors and the review of the Forms 10-Q and 10-K prepared by the financial management and the independent auditors of the Company prior to their filing and release; discuss any significant changes to the Company's accounting principles; (v) review of any significant disagreement among management of the Company and the independent auditors in connection with the preparation of the financial reports of the companies and prior to releasing the year-end earnings, discuss with the independent auditors matters required to be communicated to audit committees in accordance with SAS 61 and (vi) make such reports and recommendations to the Board of Directors in connection with the foregoing as it shall deem appropriate or as the Board of Directors may request, and take such action thereon as the Board of Directors may direct it to take. During 2000, the Audit Committee was comprised of Mr. Frederick H. Kraus (until October 3, 2000) and Ms. Barbara Lang. As of the Effective Date, Mr. Michael L. Ashner became a member of the Audit Committee. Mr. Ashner does not receive any additional compensation for his participation on the Audit Committee. Effective February 28, 2001, Holdings adopted a charter for the Audit Committee conforming to the listing requirements of the American Stock Exchange. Messrs. Harold First and Auguste E. Rimpel, Jr. have served as members of the Board of Directors and the Audit committee, of Holdings since April 25, 2001, at which time Ms. Lang resigned as a member of the Audit Committee. Messrs First and Rimpel, Jr. have also served as Directors of GB Property Funding and GBHC since June 6, 2001.

         On March 27, 2001, the Commission issued a temporary prohibitory order requiring the Company and all other casino licensees who use Arthur Andersen as their independent auditor to sever their relationships with Arthur Andersen by May 15, 2002.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         As a result of the stock purchase under the High River Stock Purchase Agreement (as defined in the Plan) and the Stock Distribution, entities controlled by Carl C. Icahn received approximately 64.76% of the New Common Stock and 34.4% of the New Notes. As reported to Holdings in a Securities and Exchange Commission Form 13D filed by Carl C. Icahn and certain entities controlled by Carl C. Icahn (collectively "Icahn") in February 2001, as a result of a transaction with PPE, Icahn acquired an additional $15,959,000 principal amount of New Notes and an additional 779,861 shares of New Common Stock. In a Securities and Exchange Commission Form 13D filed by Icahn in August 2001, Icahn reported that, as a result of a transaction with a third party, Icahn purchased an additional $10,095,000 principal amount of New Notes and an aggregate of 493,222 shares of New Common Stock. These acquisitions result in an aggregate beneficial ownership by Icahn of approximately 77.49% of the New Common Stock and approximately 64% of the New Notes.

         The following table sets forth as of November 16, 2001, certain information regarding the beneficial ownership of shares of New Common Stock by each director of the Company, each of the executive officers listed in the Summary Compensation Table, each person known to the Company to be the beneficial owner of more than 5% of the outstanding shares and all directors and executive officers as a group. Except as otherwise indicated, each stockholder has sole voting and investment power with respect to the shares beneficially owned.

                                                      Number
Name                                                 of Shares           Percent
----                                                 ---------           -------
Carl C. Icahn                                        7,748,744            77.49%
Merrill Lynch & Co., Inc.                            2,068,299            20.68%
Robert J. Mitchell                                          --              --
Martin Hirsch                                               --              --
John P. Saldarelli                                          --              --
Michael L. Ashner                                           --              --
Harold First                                                --              --
Auguste E. Rimpel, Jr                                       --              --
Herbert R. Wolfe                                            --              --
Alfred J. Luciani                                           --              --
Frederick H. Kraus                                          --              --
Timothy A. Ebling                                           --              --
William Cooney                                              --              --
Signe C. Huff                                               --              --

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Prior to the Effective Date, GBHC's rights to the trade name "Sands" (the "Trade Name") were derived from a license agreement between GBCC and an unaffiliated third party. Amounts paid by the Sands during the nine months ended September 30, 2000 were $215,000, which equaled the amounts payable to the unaffiliated third party. As a result of the Confirmation Order and the occurrence of the Effective Date and under terms of the Plan, GBHC was assigned by High River the rights under a certain agreement with the owner of the Trade Name to use the Trade Name as of the Effective Date. Amounts payable after the Effective Date are calculated in the same manner as they were prior to the Effective Date. Amounts payable by the Sands subsequent to the Effective Date were $268,000 for the year ended December 31, 2001 and $66,000 for the three months ended December 31, 2000. High River received no payments for its assignment of these rights.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      The following documents are filed as a part of this report:

         1.       Financial Statements

                  The financial statements filed as part of this report are listed on the Index to Financial Statements on page 24.

         2.       Financial Statement Schedule

         --       Report of Independent Public Accountants

         --       Schedule II; Valuation and Qualifying Accounts

         All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions and are inapplicable and therefore have been omitted.

         3.       Exhibits

         +++2.1  --   Order Confirming Modified Fifth Amended Joint Plan of
                      Reorganization under Chapter 11 of The Bankruptcy Code
                      Proposed by The Official Committee of Unsecured Creditors and High River

           +3.1  --   Restated Certificate of Incorporation of GB Property
                      Funding.

    ++++++++3.2  --   Restated Certificate of Incorporation, of GBHC.

          ++3.3  --   Restated Certificate of Incorporation of Holdings.

           +3.4  --   Amended and Restated Bylaws of GB Property Funding.

     +++++++3.5  --   Amended and Restated Bylaws of GBHC.

          ++3.6  --   Amended and Restated Bylaws of Holdings.

       +++++3.12 --   Amended License Agreement by and between Hughes
                      Properties, Inc. and Pratt Hotel Corporation (now known as
                      GBCC) dated May 19, 1987.

      ++++++3.13 --   First and Second Amendments to Employment Agreement dated
                      as of January 1, 1998 and March 11, 1998, respectively, between GBHC and Frederick H. Kraus.

      ++++++3.14 --   First and Second Amendments to Employment Agreement dated
                      as of January 1, 1998 and March 11, 1998, respectively, between GBHC and Timothy A. Ebling.

        ++++4.1  --   Indenture, dated as of September 29, 2000, among GB
                      Property Funding, as Issuer, Holdings and GBHC, as
                      Guarantors, and Wells Fargo Bank Minnesota, N.A., as
                      Trustee.

     +++++++4.2  --   Mortgage, Fixture Filing and Security Agreement dated
                      September 29, 2000, by GBHC in favor of Wells Fargo Bank
                      Minnesota, N.A., as Mortgagee.

     +++++++4.3  --   Security Agreement dated September 29, 2000, made by GB
                      Property Funding Corp., GBHC, and GB Holdings, Inc., to
                      Wells Fargo Bank Minnesota, N.A., as Trustee.

     +++++++4.4  --   Collateral Assignment of Leases dated as of September 29,
                      2000, by GBHC, in favor of Wells Fargo Bank Minnesota,
                      N.A., as Assignee.

            4.5  --   Amended and Restated Indenture, dated October 12, 2001
                      among GB Property Funding as Issuer, Holdings and GBHC, as
                      Guarantors, and Wells Fargo Bank Minnesota, N.A. as
                      Trustee.

           99.1  --   Holdings Letter to the Securities and Exchange Commission
                      Pursuant to Temporary Note 3T.

----------
               + Filed as an exhibit to GB Property Funding's Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on March 23, 2001, and incorporated herein by reference.

              ++ Filed as an exhibit to Holdings' Registration Statement on Form 8-A filed with the Securities and Exchange Commission on September 29, 2000, and incorporated herein by reference.

             +++ Filed as an exhibit to Holdings' Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 21, 2000, and incorporated herein by reference.

            ++++ Filed as an exhibit to GB Property Funding's Amended Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on October 2, 2000, and incorporated herein by reference.

           +++++ Filed as an exhibit to Hollywood Casino Corporation's Registration Statement on Form S-1 (Registration No. 33-58732), filed with the Securities and Exchange Commission on February 26, 1993, and incorporated herein by reference.

          ++++++ Filed as an exhibit to GB Property Funding's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

         +++++++ Filed as an exhibit to the Company's Annual Report on Form 10K for the year ended December 31, 2000, and incorporated herein by reference.

(b)      Reports on Form 8-K

         During the quarter ended December 31, 2001, the Registrants filed the following reports on Form 8-K:

         Items Listed                         Dates Filed
         ------------                         -----------

               5                            October 1, 2001
               5                            October 12, 2001
               5                            December 26, 2001

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Atlantic City, State of New Jersey on March 28, 2002.

                                                  GB HOLDINGS, INC.
                                              GB PROPERTY FUNDING CORP.
                                          GREATE BAY HOTEL AND CASINO, INC.

                                      By: /s/   Timothy A. Ebling
                                         ---------------------------------------
                                                Timothy A. Ebling
                                           Chief Financial Officer and
                                          Principal Accounting Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

       Signature                    Title                          Date
       ---------                    -----                          ----

/s/                       Chairman of the Board of,           March 28, 2002
------------------------  GB Holdings, Inc.                   --------------
       Carl C. Icahn      GB Property Funding Corp. and
                          Greate Bay Hotel and Casino, Inc.


/s/                       Director of                         March 28, 2002
------------------------  GB Holdings, Inc.                   ---------------
       Martin Hirsch      GB Property Funding Corp. and
                          Greate Bay Hotel and Casino, Inc.


/s/                       Director of                         March 28, 2002
------------------------  GB Holdings, Inc.                   ---------------
    John P. Saldarelli    GB Property Funding Corp. and
                          Greate Bay Hotel and Casino, Inc.


/s/                       Director of                         March 28, 2002
------------------------  GB Holdings, Inc.                   ---------------
     Michael L. Ashner    GB Property Funding Corp. and
                          Greate Bay Hotel and Casino, Inc.



/s/                       Director of                         March 28, 2002
------------------------  GB Holdings, Inc.                   ---------------
       Harold First       GB Property Funding Corp. and
                          Greate Bay Hotel and Casino, Inc.



/s/                       Director of                         March 28, 2002
------------------------  GB Holdings, Inc.                   ---------------
   August E. Rimpel, Jr.  GB Property Funding Corp. and
                          Greate Bay Hotel and Casino, Inc.

INDEX TO FINANCIAL STATEMENT SCHEDULE



GB Holdings, Inc. And Subsidiaries

        -         Report of Independent Public Accountants

        -         Schedule II; Valuation and Qualifying Accounts

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of GB Holdings, Inc.:

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of GB Holdings, Inc. and subsidiaries included in this Form 10-K and have issued our report thereon dated March 8, 2002. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to financial statement schedule is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                                   ARTHUR ANDERSEN LLP


Roseland, New Jersey
March 8, 2002

                                                                     SCHEDULE II

                       GB HOLDINGS, INC. AND SUBSIDIARIES
                   (wholly owned by Pratt Casino Corporation)

                        Valuation and Qualifying Accounts

                                                     Additions
                                                               Amounts
                                              Balance of      Charged to                         Balance
                                               Beginning      Costs and                           At End
                                               Of Period       Expenses       Deductions         of Period
                                              ------------   ------------    ------------       ------------
Post-reorganization
-------------------
Year Ended December 31, 2001:
     Allowance for doubtful
         accounts receivable                  $ 11,408,000   $  4,991,000    $ (1,993,000)(1)   $ 14,406,000
     Allowance for obligatory
         investments                             8,418,000      1,341,000        (469,000)         9,290,000
                                              ------------   ------------    ------------       ------------
                                              $ 19,826,000   $  6,332,000    $ (2,462,000)      $ 23,696,000
                                              ============   ============    ============       ============
October 1, 2000 through December 31, 2000:
     Allowance for doubtful
         accounts receivable                  $ 10,366,000   $  1,423,000    $   (381,000)(1)   $ 11,408,000
     Allowance for obligatory
         investments                             9,806,000        243,000      (1,609,000)(3)      8,418,000
                                              ------------   ------------    ------------       ------------
                                              $ 20,172,000   $  1,666,000    $ (1,990,000)      $ 19,826,000
                                              ============   ============    ============       ============

Pre-reorganization
------------------
January 1, 2000 through September 30, 2000:
     Allowance for doubtful
         accounts receivable                  $ 11,413,000   $  1,636,000    $ (2,683,000)(1)   $ 10,366,000
     Allowance on
         affiliate receivables                  11,522,000        624,000     (12,146,000)(2)             --
     Allowance for obligatory
         investments                             9,122,000      1,044,000        (360,000)         9,806,000
                                              ------------   ------------    ------------       ------------
                                              $ 32,057,000   $  3,304,000    $(15,189,000)      $ 20,172,000
                                              ============   ============    ============       ============

Year Ended December 31, 1999:
     Allowance for doubtful
         accounts receivable                  $ 11,920,000   $  2,418,000    $ (2,925,000)(1)   $ 11,413,000
     Allowance on
         affiliate receivables                  10,586,000        936,000              --         11,522,000
     Allowance for obligatory
         investments                             8,528,000      1,478,000        (884,000)         9,122,000
                                              ------------   ------------    ------------       ------------
                                              $ 31,034,000   $  4,832,000    $ (3,809,000)      $ 32,057,000
                                              ============   ============    ============       ============

----------
(1)      Represents net write-offs of uncollectible accounts.

(2)      Represents write-off of affiliated receivables.

(3) Represents write-offs of obligatory investments in connection with the contribution of certain obligatory investments to CRDA approved projects.