Form 10-Q
period 2002-03-31
GREATE BAY HOTEL & CASINO INC; GB HOLDINGS INC; GB PROPERTY FUNDING CORP
filed 2002-05-15
CIK 906595, 912926, 912906

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          March 31, 2002
                                ------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ____________________


Commission file number             33-69716
                       ------------------------------------


                            GB PROPERTY FUNDING CORP.
                                GB HOLDINGS, INC.
                        GREATE BAY HOTEL AND CASINO, INC.
--------------------------------------------------------------------------------
           (Exact name of each Registrant as specified in its charter)

             DELAWARE                                      75-2502290
             DELAWARE                                      75-2502293
            NEW JERSEY                                     22-2242014
 ----------------------------------------    -----------------------------------
 (States or other jurisdictions of                        (I.R.S. Employer
  incorporation or organization)                        Identification No.'s)

          c/o Sands Hotel & Casino
    Indiana Avenue & Brighton Park
         Atlantic City, New Jersey                       08401
 ----------------------------------------    -----------------------------------
 (Address of principal executive offices)             (Zip Code)


(Registrants' telephone number, including area code):            (609) 441-4517


                                (Not Applicable)
--------------------------------------------------------------------------------
              (Former name, former address, and former fiscal year,
                         if changed since last report.)

      Indicate by check mark whether each of the Registrants (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    Yes  X        No

      Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.    Yes  X          No

      Indicate the number of shares outstanding of each of the issuer"s classes of common stock, as of the last practicable date.


             Registrant                              Class                      Outstanding at May 6, 2002
-----------------------------------     ------------------------------          --------------------------
      GB Property Funding Corp.          Common stock, $1.00 par value                  100 shares
          GB Holdings, Inc.              Common stock, $.01 par value               10,000,000 shares
  Greate Bay Hotel and Casino, Inc.        Common stock, no par value                   100 shares


                       GB HOLDINGS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                            March 31,      December 31,
                                                              2002            2001
                                                         -------------    -------------
                                                          (Unaudited)
Current Assets:

     Cash and cash equivalents                           $  58,608,000    $  57,369,000
     Accounts receivable, net of allowances
        of $12,830,000 and $14,406,000, respectively         8,671,000        8,911,000
     Inventories                                             2,403,000        2,431,000
     Deferred income taxes and income taxes receivable         759,000          759,000
     Prepaid expenses and other current assets               1,217,000        2,266,000
                                                         -------------    -------------
        Total current assets                                71,658,000       71,736,000
                                                         -------------    -------------

Property and Equipment:
     Land                                                   54,814,000       54,814,000
     Buildings and improvements                             89,006,000       84,890,000
     Equipment                                              28,713,000       27,321,000
     Construction in progress                               13,330,000       17,003,000
                                                         -------------    -------------
                                                           185,863,000      184,028,000
     Less - accumulated depreciation and
        amortization                                       (15,656,000)     (13,016,000)
                                                         -------------    -------------
     Property and equipment, net                           170,207,000      171,012,000
                                                         -------------    -------------

Other Assets:
     Obligatory investments, net of allowances of
       $9,615,000 and $9,290,000, respectively               9,671,000        9,302,000
     Other assets                                            3,665,000        3,872,000
                                                         -------------    -------------
        Total other assets                                  13,336,000       13,174,000
                                                         -------------    -------------
                                                         $ 255,201,000    $ 255,922,000
                                                         =============    =============


       The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                             March 31,       December 31,
                                                               2002             2001
                                                           -------------    -------------
                                                            (Unaudited)
Current Liabilities
     Current maturities of long-term debt                  $      20,000    $      19,000
     Accounts payable                                          5,808,000        6,843,000
     Accured liabilities -
        Salaries and wages                                     4,503,000        4,144,000
        Interest                                                  67,000        3,092,000
        Reorganization costs                                      40,000          155,000
        Insurance                                              1,695,000        1,670,000
        Other                                                  5,200,000        5,266,000
     Other current liabilities                                 4,870,000        3,873,000
                                                           -------------    -------------
        Total current liabilities                             22,203,000       25,062,000
                                                           -------------    -------------
Long-Term Debt                                               110,347,000      110,352,000
                                                           -------------    -------------

Other Noncurrent Liabilities                                   3,724,000        3,839,000
                                                           -------------    -------------

Commitments and Contingencies

Shareholders' Equity:
     Preferred stock, $.01 par value per share;
       5,000,000 shares authorized; 0 shares outstanding              --               --
     Common Stock, $.01 par value per share;
       20,000,000 shares authorized;
       10,000,000 shares outstanding                             100,000          100,000
     Additional paid-in capital                              124,900,000      124,900,000
     Accumulated deficit                                      (6,073,000)      (8,331,000)
                                                           -------------    -------------
        Total shareholders' equity                           118,927,000      116,669,000
                                                           -------------    -------------
                                                           $ 255,201,000    $ 255,922,000
                                                           =============    =============

       The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                    Three Months Ended
                                                                         March 31,
                                                               ----------------------------
                                                                  2002             2001
                                                               ------------    ------------
                                                                (Unaudited)     (Unaudited)
Revenues:
     Casino                                                    $ 55,670,000    $ 53,666,000
     Rooms                                                        2,746,000       2,554,000
     Food and beverage                                            6,465,000       6,741,000
     Other                                                          928,000         905,000
                                                               ------------    ------------
                                                                 65,809,000      63,866,000
     Less - promotional allowances                               (8,835,000)    (10,231,000)
                                                               ------------    ------------
         Net revenues                                            56,974,000      53,635,000
                                                               ------------    ------------
Expenses:
     Casino                                                      40,549,000      45,460,000
     Rooms                                                        1,105,000       1,171,000
     Food and beverage                                            2,489,000       2,008,000
     Other                                                          733,000         641,000
     General and administrative                                   2,912,000       3,905,000
     Depreciation and amortization                                3,243,000       2,964,000
                                                               ------------    ------------
         Total expenses                                          51,031,000      56,149,000
                                                               ------------    ------------
Income/(loss) from operations                                     5,943,000      (2,514,000)
                                                               ------------    ------------
Non-operating income (expense):
     Interest income                                                290,000         991,000
     Interest expense (net of capitalized interest of
         $379,000 for the three months ended March 31, 2002)     (2,730,000)     (3,129,000)
     Gain on disposal of assets                                      15,000           5,000
                                                               ------------    ------------
     Total non-operating expense, net                            (2,425,000)     (2,133,000)
                                                               ------------    ------------
Income/(loss) before income taxes                                 3,518,000      (4,647,000)
     Income tax benefit (provision)                              (1,260,000)      1,591,000
                                                               ------------    ------------
Net income/(loss)                                              $  2,258,000    $ (3,056,000)
                                                               ============    ============
Basic/diluted income/(loss) per common share                   $       0.23    $      (0.31)
                                                               ============    ============
Weighted average common shares outstanding                       10,000,000      10,000,000
                                                               ============    ============

           The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       Three Months Ended
                                                                            March 31,
                                                                  ----------------------------
                                                                      2002            2001
                                                                  ------------    ------------
                                                                  (Unaudited)      (Unaudited)
OPERATING ACTIVITIES:
     Net income (loss)                                            $  2,258,000    $ (3,056,000)
     Adjustments to reconcile net income (loss) to net cash
         provided by operating activities:
         Depreciation and amortization                               3,243,000       2,964,000
         Gain on disposal of assets                                    (15,000)         (5,000)
         Provision for doubtful accounts                               315,000         608,000
         (Increase) decrease in accounts receivable                    (75,000)        802,000
         Decrease in accounts payable
           and accrued liabilities                                  (3,857,000)     (5,345,000)
         Net change in other current assets and liabilities          1,874,000        (742,000)
         Net change in other noncurrent assets and liabilities          78,000          33,000
                                                                  ------------    ------------

            Net cash provided by (used in) operating activities      3,821,000      (4,741,000)
                                                                  ------------    ------------
INVESTING ACTIVITIES:
     Purchase of property and equipment                             (1,923,000)     (3,821,000)
     Proceeds from disposition of assets                                15,000           5,000
     Proceeds from sale of investments                                      --              --
     Obligatory investments                                           (670,000)       (651,000)
                                                                  ------------    ------------
         Net cash used in investing activities                      (2,578,000)     (4,467,000)
                                                                  ------------    ------------
FINANCING ACTIVITIES:
     Repayments of long-term debt                                       (4,000)        (21,000)
                                                                  ------------    ------------
         Net cash used in financing activities                          (4,000)        (21,000)
                                                                  ------------    ------------
         Net increase (decrease) in cash and cash equivalents        1,239,000      (9,229,000)
            Cash and cash equivalents at beginning of period        57,369,000      77,903,000
                                                                  ------------    ------------
            Cash and cash equivalents at end of period            $ 58,608,000    $ 68,674,000
                                                                  ============    ============

                The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1)     Organization, Business and Basis of Presentation

        GB Holdings, Inc. ("Holdings") is a Delaware corporation and was a wholly owned subsidiary of Pratt Casino Corporation ("PCC") through December 31, 1998. PCC, a Delaware corporation, was incorporated in September 1993 and was wholly owned by PPI Corporation ("PPI"), a New Jersey corporation and a wholly owned subsidiary of Greate Bay Casino Corporation ("GBCC"). Effective after December 31, 1998, PCC transferred 21% of the stock ownership in Holdings to PBV, Inc. ("PBV"), a newly formed entity controlled by certain stockholders of GBCC. As a result of a certain confirmed plan of reorganization of PCC and others in October 1999, the remaining 79% stock interest of PCC in Holdings was transferred to Greate Bay Holdings, LLC ("GBLLC"), whose sole member as a result of the same reorganization was PPI. In February 1994, Holdings acquired Greate Bay Hotel and Casino, Inc. ("GBHC"), a New Jersey corporation, through a capital contribution by its then parent. GBHC's principal business activity is its ownership of the Sands Hotel and Casino located in Atlantic City, New Jersey (the "Sands"). GB Property Funding Corp. ("GB Property Funding"), a Delaware corporation and a wholly owned subsidiary of Holdings, was incorporated in September 1993 as a special purpose subsidiary of Holdings for the purpose of borrowing funds for the benefit of GBHC. Holdings has no operating activities and its only significant assets are its investment in GBHC and cash and cash equivalents of $38.0 million and $37.9 million as of March 31, 2002 and December 31, 2001, respectively. Effective September 2, 1998, GBHC acquired the membership interests in Lieber Check Cashing LLC ("Lieber"), a New Jersey limited liability company that owned a land parcel adjacent to GBHC.

        The accompanying consolidated financial statements include the accounts and operations of Holdings and its subsidiaries (Holdings, GBHC and GB Property Funding, collectively, the "Company"). All significant intercompany balances and transactions have been eliminated. Throughout this document, references to Notes refer to the Notes to Consolidated Financial Statements contained herein.

       On January 5, 1998, the Company filed petitions for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of New Jersey (the "Bankruptcy Court"). On August 14, 2000, the Bankruptcy Court entered an order (the "Confirmation Order") confirming the Modified Fifth Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code Proposed by the Official Committee of Unsecured Creditors and High River Limited Partnership and its Affiliates (the "Plan") for the Company. High River Limited Partnership ("High River") is an entity controlled by Carl C. Icahn. On September 13, 2000, the New Jersey Casino Control Commission (the "Commission") approved the Plan. On September 29, 2000, the Plan became effective (the "Effective Date"). All material conditions precedent to the Plan becoming effective were satisfied on or before September 29, 2000.

       A significant amount of the Company's revenues are derived from patrons living in northern New Jersey, southeastern Pennsylvania and metropolitan New York City. Competition in the Atlantic City gaming market is intense and management believes that this competition will continue or intensify in the future.

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                                   (Unaudited)


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

          The consolidated financial statements have been prepared in accordance with the accounting policies described in the Company's 2001 Annual Report on Form 10-K. Although the Company believes that the disclosures are adequate to make the information presented not misleading, the Company suggests these financial statements be read in conjunction with the notes to the consolidated financial statements which appear in that report. In the opinion of management, the accompanying consolidated financial statements include all adjustments (consisting only of a normal recurring nature), which are necessary for a fair presentation of the results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. Interim results are not necessarily indicative of results to be expected for any future interim period or for the entire fiscal year. Certain reclassifications have been made to prior year's consolidated financial statements to conform to the current year's consolidated financial statement presentation.

(2)    Long-Term Debt and Pledge of Assets

       Long-term debt is comprised of the following:


                                              March 31,            December 31,
                                                2002                   2001
                                            -------------         -------------
11% notes, due 2005 (a)                     $ 110,000,000         $ 110,000,000
Other                                             367,000               371,000
                                            -------------         -------------

     Total                                    110,367,000           110,371,000
Less - current maturities                         (20,000)              (19,000)
                                            -------------         -------------

     Total long-term debt                   $ 110,347,000         $ 110,352,000
                                            =============         =============


(a) As a result of the Confirmation Order and the occurrence of the Effective Date and under the terms of the Plan, GB Property Funding issued $110,000,000 of 11% notes due 2005 (the "New Notes"). Interest on the New Notes is payable on March 29 and September 29, beginning March 29, 2001. The outstanding principal is due on September 29, 2005. The New Notes are unconditionally guaranteed, on a joint and several basis, by both Holdings and GBHC, and are secured by substantially all of the assets, as of the Effective Date, other than cash and gaming receivables of Holdings and GBHC.

         The original indenture for the New Notes contained various provisions, which, among other things, restricted the ability of Holdings, and GBHC to incur certain senior secured indebtedness beyond certain limitations and contained certain other limitations on the ability to merge, consolidate, or to sell substantially all of their assets, to make certain restricted payments, to incur certain additional senior liens, and to enter into certain sale-leaseback transactions.

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                                   (Unaudited)


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

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                                   (Unaudited)


         Scheduled payments of long-term debt as of March 31, 2002, are set forth below:


               2002 (nine months)                    $        15,000
               2003                                           21,000
               2004                                           23,000
               2005                                      110,026,000
               2006                                           28,000
               Thereafter                                    254,000
                                                     -----------------
                    Total                            $   110,367,000
                                                     =================


       Interest paid amounted to $6,059,000 and $6,068,000 respectively, for the three months ended March 31, 2002 and 2001. At March 31, 2002 and December 31, 2001, accrued interest on the New Notes was $67,000 and $3,092,000, respectively.

(3)      Income Taxes

       The components of the benefit (provision) for income taxes are as follows:


                                                   Three Months Ending March 31,
                                                      2002               2001
                                                   -----------       -----------
Federal income tax benefit (provision):
     Current                                       $(1,260,000)      $ 1,591,000
     Deferred                                               --                --

State income tax benefit (provision):
     Current                                                --                --
     Deferred                                               --                --
                                                   -----------       -----------
                                                   $(1,260,000)      $ 1,591,000
                                                   ===========       ===========


       Prior to 1997, the Company was included in the consolidated federal income tax return of Hollywood Casino Corporation ("HCC"). The Company's operations were included in GBCC's consolidated federal income tax returns for the years ended December 31, 1998 and 1997, but GBCC agreed to allow the Company to become deconsolidated from the GBCC group effective after December 31, 1998. In accordance therewith, PCC transferred 21% of the stock ownership in Holdings to PBV, effecting the deconsolidation of the Company from the GBCC group for federal income tax purposes (the "Deconsolidation"). Accordingly, beginning in 1999, the Company's provision for federal income taxes has been calculated and paid on a consolidated basis.

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                                   (Unaudited)


       At March 31, 2002, the Company had deferred tax assets including State net operating losses, Federal credit carryforwards and temporary differences. The State net operating losses ("State NOL's") begin to expire in the year 2003 for state tax purposes. A portion of the credit carryforwards, if not utilized, will begin to expire each year through 2004. The remaining credit carryforwards expire through the year 2019. In addition, as part of a certain settlement agreement, GBCC may utilize Federal net operating losses ("Federal NOL's") of the Company through December 31, 1998 to offset federal taxable income of GBCC and other members of its consolidated tax group. The Company has utilized the balance of its Federal NOL's in its 1999 (amended) and 2000 consolidated Federal tax returns. Statement of Financial Accounting Standards No. 109 ("SFAS 109") requires that the tax benefit of NOL's and deferred tax assets resulting from temporary differences be recorded as an asset and, to the extent that management can not assess that the utilization of all or a portion of such NOL's and deferred tax assets is more likely than not, requires the recording of a valuation allowance. Due to various uncertainties, management is unable to determine that realization of the Company's deferred tax asset is more likely than not and, thus, has provided a valuation allowance for the entire amount at March 31, 2002.

       The Internal Revenue Service is examining the consolidated federal income tax returns of HCC for the years 1995 and 1996 and the consolidated federal income tax returns for GBCC for the years 1997 and 1998 in which the Company was included (the "Audit"). GBCC management has disclosed in its annual SEC Form 10-K, filed for the year ended December 31, 2001, that the Audit is substantially complete and has resulted in adjustments to GBCC's Federal NOL's and deferred tax assets. The Company is dependent upon receipt of information from HCC and GBCC as to their operations including their affiliates and the impact of those operations on the former HCC and GBCC consolidated groups' Federal NOL's. The Company has not yet received information regarding the details of the Audit adjustments and, therefore, is unable to estimate their impact on the Company's financial position or results of operations.

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

       Federal and State income tax benefits or provisions are based upon the results of operations for the current period and the estimated adjustments for income tax purposes of certain nondeductible expenses. The Federal income tax provision of approximately $1.3 million for the three months ended March 31, 2002 is a result of applying the statutory Federal income tax rate of 35% to the pretax income after adjustments for income tax purposes.

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                                   (Unaudited)


(4)    Transactions with Related Parties

       GBHC's rights to the trade name "Sands" (the "Trade Name") were derived from a license agreement between GBCC and an unaffiliated third party. Amounts payable by the Sands for these rights were equal to the amounts paid to the unaffiliated third party. As a result of the Confirmation Order and the occurrence of the Effective Date and under the terms of the Plan, GBHC was assigned by High River the rights under a certain agreement with the owner of the Trade Name to use the Trade Name as of the Effective Date. High River received no payments for its assignment of these rights. Payment is made directly to the owner of the Trade Name. The calculation of the license fee is the same as under the previous agreement. Such charges amounted to $68,000 and $60,000, respectively, for the three months ended March 31, 2002 and 2001.

       Excluding the New Notes, there were no affiliate advances and borrowings for the three months ended March 31, 2002 and 2001, respectively. There was no interest expense incurred with respect to affiliate advances and borrowings for the three months ended March 31, 2002 and 2001, respectively.

(5)    Legal Proceedings

       The Company has filed tax appeals with the New Jersey Tax Court challenging the amount of its real property assessment for calendar years 1996 through 2001, inclusive, and has filed an appeal for calendar year 2002 with the Atlantic County Tax Board. The City of Atlantic City has also appealed the amount of the assessments for the years 1996 through 2001, inclusive, and has filed a cross-petition with the Atlantic County Tax Board for calendar year 2002.

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

        The Company is a party in various legal proceedings with respect to the conduct of casino and hotel operations. Although a possible range of losses cannot be estimated, in the opinion of management, based upon the advice of counsel, the Company does not expect settlement or resolution of these proceedings to have a material adverse impact upon the consolidated financial position or results of operations of the Company, but the outcome of litigation is subject to uncertainties and no assurances can be given. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of the uncertainties described above.

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                                   (Unaudited)


(6)      Income (Loss) Per Share

      Statement of Financial Accounting Standards No. 128: "Earnings Per Share" (SFAS 128), requires, among other things, the disclosure of basic earnings per share for public companies. Since the capital structure of the Company is simple, in that no potentially dilutive securities were outstanding during the periods presented, only basic income (loss) per share disclosure is required. Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding.

(7)    Supplemental Cash Flow Information

       Cash paid for interest and income taxes during the three months ended March 31, 2002 and 2001 are set forth below:


                                      Three Months Ended
                                           March 31,
                                --------------------------------
                                    2002               2001
                                -------------     --------------

Interest paid                   $   6,059,000     $    6,068,000
                                =============     ==============

Income taxes paid               $          --     $           --
                                =============     ==============


(8)      New Accounting Pronouncement

       In January 2001, the Emerging Issues Task Force (EITF) reached a consensus on certain issues within Issue No. 00-22: "Accounting for `Points' and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future" (EITF 00-22). Application of EITF 00-22 is required for interim and annual periods ending after February 15, 2001. EITF 00-22 requires volume-based cash rebates to be classified as a reduction of revenue. Accordingly, such rebates have been classified as promotional allowances.

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

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                                   (Unaudited)


       In 2001, the FASB issued SFAS No. 143, which addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for fiscal years beginning after June 15, 2002. Management is currently assessing the impact of this new standard.

       In 2001, the FASB issued SFAS No. 144, which is effective for fiscal years beginning after December 15, 2001. The provisions of this statement provides a single accounting model for impairment of long-lived assets. Management does not believe this standard will have a material impact on its results of operations or financial position.

       In November 2001, the EITF reached a consensus on Issue No. 01-09:
"Accounting for Consideration Given by a Vendor to a Customer" (Including a Reseller of the Vendor's Products) ("EITF 01-09"). For a sales incentive offered voluntarily by a vendor to its patrons, EITF 01-09 requires the vendor to recognize the cost of the sales incentive at the later of the date at which the related revenue is recorded by the vendor, or the date at which the sales incentive is offered. Application of EITF 01-09 is required in annual or interim financial statements for periods beginning after December 15, 2001. Management does not believe this standard will have a material impact on its results of operations or financial position.

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


       This Quarterly Report on Form 10-Q contains forward-looking statements about the business, financial condition and prospects of the Company. The actual results could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties. Such risks and uncertainties are beyond management's ability to control and, in many cases, cannot be predicted by management. When used in this Quarterly Report on Form 10-Q, the words "believes", "estimates", "anticipates", "expects", "intends" and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements (see "Private Securities Litigation Reform Act" below).

LIQUIDITY AND CAPITAL RESOURCES

       On January 5, 1998, the Company filed petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. On August 14, 2000, the Bankruptcy Court entered the Confirmation Order confirming the Plan for the Company. On September 13, 2000, the Commission approved the Plan. On September 29, 2000, the Plan became effective (the "Effective Date"). All material conditions precedent to the Plan becoming effective were satisfied on or before September 29, 2000.

       On the Effective Date, GB Property Funding's existing debt securities, consisting of its 10 7/8% First Mortgage Notes due January 15, 2004 (the "Old Notes") and all of Holdings' issued and outstanding shares of common stock owned by PBV and GBLLC (the "Old Common Stock") were cancelled. As of the Effective Date, an aggregate of 10,000,000 shares of new common stock of Holdings (the "Common Stock") were issued and outstanding, and $110,000,000 of 11% First Mortgage Notes due 2005 were issued (the "Notes"). Holders of the Old Notes received a distribution of their pro rata shares of (i) the Notes and (ii) 5,375,000 shares of the Common Stock (the "Stock Distribution").

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

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)


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

       Operating Activities

       At March 31, 2002, the Company had cash and cash equivalents of $58.6 million. The Company generated $3.8 million of net cash from operations during the three months ended March 31, 2002 compared to using net cash of $4.7 million for the three months ended March 31, 2001. During the first quarter of 2002, the Company utilized internal funds for capital additions of $1.9 million and to make obligatory investments of $670,000.

       Financing Activities

      The Sands entered into a long-term lease of the Madison House Hotel (the "Madison House"). The initial lease period is from December 2000 to December 2012 with lease payments ranging from $1.8 million per year to $2.2 million per year. The Madison House is physically connected at two floors to the existing Sands casino-hotel complex and is presently undergoing renovations to upgrade and combine the rooms into a total of 113 suites and 13 single rooms. To date, 89 of the suites and 12 of the single rooms have been completed. It is the intention of the Sands to maintain and operate the Madison House in the same quality as the Sands, making those rooms available to Sands casino customers and the general public.

      Total scheduled maturities of long term debt during the remainder of 2002 is $15,000.

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)


      Investing Activities

      Capital expenditures at the Sands for the three months ended March 31, 2002 amounted to approximately $1.9 million. In order to enhance its competitive position in the market place, the Sands may determine to incur additional substantial costs and expenses to maintain, improve and expand its facilities and operations. The Company may require additional financing in connection with those activities.

        In 2000, GBHC also entered into an agreement with the entities controlling the Claridge, subject to Bankruptcy Court approval, to acquire the Claridge Administration Building ("CAB"), which was situated between GBHC's existing main entrance and the new Pacific Avenue entrance completed in June 2000. The purchase price was $3.5 million, consisting of $1.5 million in cash at closing with the remaining $2.0 million consideration tendered through the elimination for 40 months of a $50,000 monthly license fee paid by the Claridge to GBHC under an agreement between the Claridge and GBHC governing the development and operation of the "People Mover" leading from the Boardwalk to the Sands and Claridge (the "PM Agreement"). GBHC and the Claridge also obtained Bankruptcy Court approval of the assumption of the PM Agreement, as modified above, and by the reduction of the monthly license fee to $20,000 a month after the 40 months elimination of the license fee. In April 2000, closing took place on the CAB and the existing structure was subsequently demolished.

       The Sands is required by the Casino Act to make certain quarterly deposits based on gross revenue with the Casino Reinvestment Development Authority ("CRDA") in lieu of a certain investment alternative tax. Deposits for the three months ended March 31, 2002 totaled $670,000. The Sands has agreed to contribute certain of its future investment obligations to the CRDA in connection with the renovation related to the Atlantic City Boardwalk Convention Center. The projected total contribution will amount to $7.0 million, which will be paid through 2011 based on an estimate of certain of the Sands' future CRDA deposit obligations.

       Summary

       Management believes that cash flows generated from operations during 2002, as well as available cash reserves, will be sufficient to meet its operating plan and provide for scheduled capital expenditures.

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)


RESULTS OF OPERATIONS

       Gaming Operations

       Information contained herein, regarding Atlantic City casinos other than the Sands, was obtained from reports filed with the Commission.

       The following table sets forth certain unaudited financial and operating data relating to the Sands' and all other Atlantic City casinos' capacities, volume of play, hold percentages and revenues:

                                                                       Three Months Ended
                                                                            March 31,
                                                            -----------------------------------------
                                                                    2002                 2001
                                                            -------------------  --------------------
                                                                     (Dollars in Thousands)
Units: (at end of period)
     Table Games       - Sands                                              82                    80
                       - Atlantic City (ex. Sands)                       1,190                 1,228
     Slot Machines     - Sands                                           2,061                 2,010
                       - Atlantic City (ex. Sands)                      35,251                34,327

Gross Wagering (1)
     Table Games       - Sands                              $           95,017   $           110,772
                       - Atlantic City (ex. Sands)                   1,587,589             1,614,737
     Slot Machines     - Sands                                         582,553               543,244
                       - Atlantic City (ex. Sands)                   9,032,470             8,536,918

Hold Percentages (2)
     Table Games       - Sands                                           15.5%                 13.7%
                       - Atlantic City (ex. Sands)                       16.3%                 15.4%
     Slot Machines     - Sands                                            7.1%                  7.2%
                       - Atlantic City (ex. Sands)                        8.1%                  8.1%

Revenues (2)
     Table Games       - Sands                              $           14,747   $            15,137
                       - Atlantic City (ex. Sands)                     258,046               248,390
     Slot Machines     - Sands                                          41,083                39,135
                       - Atlantic City (ex. Sands)                     728,202               692,004
     Other (3)         - Sands                                             590                   690
                       - Atlantic City (ex. Sands)                         N/A                   N/A


----------------
(1) Gross wagering consists of the total value of chips purchased for table games (excluding poker) and keno wagering (the "Drop") and coins wagered in slot machines (the "Handle").

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

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)


(3) Consists of revenues from poker and simulcast horse racing wagering. Comparable information for the remainder of the Atlantic City gaming industry is not available.

       Patron Gaming Volume

       Information contained herein, regarding Atlantic City casinos other than the Sands, was obtained from reports filed with the Commission.

       Table game drop decreased by $15.7 million (14.2%) during the three months ended March 31, 2002 compared with the same period of 2001. By comparison, according to Casino Commission reports, table game drop at all other Atlantic City casinos during the same period reflected a decrease of 1.7%. As a result, the Sands table game market share (expressed as a percentage of the Atlantic City gaming industry (the "industry") aggregate table game drop) decreased to 5.6%. The decrease in table game drop is attributable to among other things: (i) the overall trend in table game business throughout the industry, (ii) the result of the Company's decision in the prior period to offer promotional odds thereby causing increased table game drop with less than profitable results and (iii) the Company's decision during the current period to eliminate table game programs that had become less profitable. Table game hold percentage increased 0.9 percentage points to 15.8% for the three months ended March 31, 2002 compared to the same period last year. Between the first quarter of 2001 and the first quarter of 2002, the number of table games increased 2.5% at the Sands, compared with a decrease of 3.1% at all other Atlantic City casinos. The Sands plans to reduce its number of table games significantly during the second quarter 2002. Aggregate gaming space at all other Atlantic City casinos increased by approximately 34,000 square feet at March 31, 2002 compared to 2001. The amount of gaming space at the Sands increased approximately 1,000 square feet between periods.

       Slot machine handle increased $39.3 million (7.2%) during the three months ended March 31, 2002 compared with the same period of 2001. By comparison, the percentage increase in slot machine handle for all other Atlantic City casinos in the first quarter of 2002 vs. the same period in 2001 was 5.8%. As a result, the Sands' market share of slot machine handle as a percentage of total industry slot handle increased to 6.1%, despite operating just 5.5% of the slot machines in the Atlantic City market. The increased Sands slot handle during 2002 is primarily attributable to an increased volume of play from both rated and unrated players as a result of an overall lower hold percentage. The number of slot machines increased 2.5% at the Sands. On an industry-wide basis, the number of slot machines increased 2.7% in the first quarter of 2002 compared to the first quarter of 2001. As part of the Sands capital expenditure program, new and more popular slot machines continue to be purchased. The Sands plans to add approximately 400 new slot machines in the third quarter of this year on existing casino floor space currently occupied by table games.

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)


       The following table sets forth the changes in operating revenues and expenses (unaudited) for the three- month periods ended March 31, 2002 and 2001:

                                                  Three Months Ended March 31,
                                   ----------------------------------------------------
                                                               Increase       (Decrease)
                                     2002           2001          $               %
                                   --------      --------      --------        -------
                                                 (Dollars In Thousands)
Revenues:

Casino                             $ 55,670      $ 53,666      $  2,004           3.73
Rooms                                 2,746         2,554           192           7.52
Food and Beverage                     6,465         6,741          (276)         (4.09)
Other                                   928           905            23           2.54

Promotional Allowances                8,835        10,231        (1,396)        (13.64)

Expenses:
Casino                               40,459        45,460        (5,001)        (11.00)
Rooms                                 1,105         1,171           (66)         (5.64)
Food and Beverage                     2,489         2,008           481          23.95
Other                                   733           641            92          14.35
General and Administrative            2,912         3,905          (993)        (25.43)
Depreciation and Amortization         3,243         2,964           279           9.41

Income/(loss) from Operations         5,943        (2,514)        8,457         336.40

Non-operating items, net              2,425         2,133           292          13.69
Income Tax (Provision) Benefit       (1,260)        1,591        (2,851)       (179.20)



       Revenues

       Overall casino revenues increased $2.0 million primarily due to increased handle (7.2%) on slots. The slot revenue increase was partially offset by a decrease in table revenues primarily due to a 14.2% decrease in table drop.

        Rooms revenue increased $192,000 as a result of a combination of increased occupancy and an increase in the average daily room rate.

       Food and beverage revenues decreased $276,000 due to a decrease in complimentary food and beverage sales.

       Other revenues increased $23,000 as a result of an increase in Other Income due to an increase in entertainment revenue offset slightly by a decrease in merchandise sales.

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)


       Promotional Allowances

       Promotional allowances are comprised of (i) the estimated retail value of goods and services provided free of charge to casino customers under various marketing programs and (ii) the cash value of redeemable points earned under a customer loyalty program based on the amount of slot play. As a percentage of casino revenues, promotional allowances decreased to 15.9% during the three months ended March 31, 2002 from 19.1% during the same period of 2001. The decrease is primarily attributable to the elimination of marketing programs and other promotional activities that were deemed unprofitable and a continued focus on, and development of, the segments of play that created more volume with less expense.

       Departmental Expenses

       Casino expenses at the Sands decreased by $4.9 million as a result of the decrease in costs associated with the allocation of complimentaries described under Promotional Allowances. Casino expenses also decreased due to the reduction in bus coin incentives. Casino payroll expenses decreased due to more focus on the table game costs related to a lower drop compared to the prior period. The decrease in the provision for doubtful accounts expense was caused by a reduction in credit issuance due to lower table game activity. There was no television advertising expense in the first quarter 2002 while there were such expenses in the same prior year period.

       The rooms expense decrease of $66,000 was due to a decrease in housekeeping supplies expense and amenity package costs.

       Food and beverage expenses increased $481,000 due to a smaller share of costs allocated to casino expense as a result of a decrease in casino complimentaries. Increases in payroll, benefits and operating supplies were slightly offset by decreases in food and beverage cost of sales.

       Other expenses increased $92,000 as a result of a smaller share of costs allocated to casino expense as a result of a decrease in casino complimentaries offset by a decrease in payroll and benefits.

       General and Administrative Expenses

       General and administrative expenses decreased $1.0 million due to costs incurred during 2001 associated with the attempted acquisition of the Claridge Hotel Casino and the cost of a severance package related to an internal reorganization. Also, decreases in gas, utilities and insurance costs contributed to the variance.

       Depreciation and Amortization

       Depreciation and amortization expense increased $279,000 as a result of the increased investment in infrastructure and equipment.

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)


       Interest Income and Expense

       Interest income decreased by $701,000 during the three months ended March 31, 2002 compared to the same period in 2001. The decrease was due to lower interest rates and lower average balances of cash reserves in 2002 compared to 2001.

       Interest expense decreased $399,000 during the three months ended March 31, 2002 compared to the same period in 2001. The decrease is due to the capitalization of interest expense in 2002.

       Income Tax Benefit (Provision)

       Prior to 1997, the Company was included in the consolidated federal income tax return of Hollywood Casino Corporation ("HCC"). The Company's operations were included in GBCC's consolidated federal income tax returns for the years ended December 31, 1998 and 1997, but GBCC agreed to allow the Company to become deconsolidated from the GBCC group effective after December 31, 1998. In accordance therewith, PCC transferred 21% of the stock ownership in Holdings to PBV, effecting the deconsolidation of the Company from the GBCC group for federal income tax purposes (the "Deconsolidation"). Accordingly, beginning in 1999, the Company's provision for federal income taxes has been calculated and paid on a consolidated basis.

       At March 31, 2002, the Company had deferred tax assets including State net operating losses, Federal credit carryforwards and temporary differences. The State net operating losses ("State NOL's") begin to expire in the year 2003 for state tax purposes. A portion of the credit carryforwards, if not utilized, will begin to expire each year through 2004. The remaining credit carryforwards expire through the year 2019. In addition, as part of a certain settlement agreement, GBCC may utilize Federal net operating losses ("Federal NOL's") of the Company through December 31, 1998 to offset federal taxable income of GBCC and other members of its consolidated tax group. The Company has utilized the balance of its Federal NOL's in its 1999 (amended) and 2000 consolidated Federal tax returns. Statement of Financial Accounting Standards No. 109 ("SFAS 109") requires that the tax benefit of NOL's and deferred tax assets resulting from temporary differences be recorded as an asset and, to the extent that management can not assess that the utilization of all or a portion of such NOL's and deferred tax assets is more likely than not, requires the recording of a valuation allowance. Due to various uncertainties, management is unable to determine that realization of the Company's deferred tax asset is more likely than not and, thus, has provided a valuation allowance for the entire amount at March 31, 2002.

       The Internal Revenue Service is examining the consolidated federal income tax returns of HCC for the years 1995 and 1996 and the consolidated federal income tax returns for GBCC for the years 1997 and 1998 in which the Company was included (the "Audit"). As a result of such Audit, GBCC management has disclosed in its annual SEC Form 10-K, filed for the year ended December 31, 2001, that the Audit is substantially complete and has resulted in adjustments to GBCC's Federal NOL's and deferred tax assets. The Company is dependent upon receipt of information from HCC and GBCC as to their operations including their affiliates and the impact of those operations on the former HCC and GBCC consolidated groups' Federal NOL's. The Company has not yet received information regarding the details of the Audit adjustments and, therefore, is unable to estimate their impact on the Company's financial position or results of operations.

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)


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

       Federal and State income tax benefits or provisions are based upon the results of operations for the current period and the estimated adjustments for income tax purposes of certain nondeductible expenses. The Federal income tax provision of approximately $1.3 million for the three months ended March 31, 2002 is a result of applying the statutory Federal income tax rate of 35% to the pretax income after adjustments for income tax purposes.

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

       Private Securities Litigation Reform Act

       The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Form 10-Q and other materials filed or to be filed by Holdings, GB Property Funding or GBHC with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made by such companies) contains statements that are forward-looking, such as statements relating to plans for future expansion, future construction costs and other business development activities as well as other capital spending, economic conditions, financing sources, competition and the effects of tax regulation and state regulations applicable to the gaming industry in general or Holdings, GB Property Funding and GBHC in particular. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of Holdings, GB Property Funding or GBHC. These risks and uncertainties include, but are not limited to, those relating to development and construction activities, dependence on existing management, leverage and debt service (including sensitivity to fluctuations in interest rates), domestic or global economic conditions, activities of competitors and the presence of new or additional competition, fluctuations and changes in customer preference and attitudes, changes in federal or state tax laws or the administration of such laws and changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions).

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       Market risk is the risk of loss arising from changes in market rates and prices, such as interest rates and foreign currency exchange rates. The Company does not have securities subject to interest rate fluctuations and has not invested in derivative-based financial instruments.

PART II:  OTHER INFORMATION

Item 6.(a) Exhibits


Item 6.(b) Reports on Form 8-K


       The registrants did not file any reports on form 8-K for the quarter ended March 31, 2002.

SIGNATURES

       Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Atlantic City, State of New Jersey on May 13, 2002.

                                                     GB HOLDINGS, INC.
                                              GB PROPERTY FUNDING CORP.
                                             GREATE BAY HOTEL AND CASINO, INC.
                                             ---------------------------------
                                                        Registrants

Date:        May 13, 2002           By: /s/          Timothy A. Ebling
     -------------------------          ----------------------------------------
                                                         Timothy A. Ebling
                                              Executive Vice President, Chief
                                              Financial Officer and Principal
                                                    Accounting Officer