Form 10-K
period 2002-12-31
GREATE BAY HOTEL & CASINO INC; GB HOLDINGS INC; GB PROPERTY FUNDING CORP
filed 2003-03-31
CIK 906595, 912926, 912906

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the annual period ended      December 31, 2002
                            ------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _____________________

Commission file number                        33-69716
                       ------------------------------------------------

                            GB PROPERTY FUNDING CORP.
                                GB HOLDINGS, INC.
                        GREATE BAY HOTEL AND CASINO, INC.
--------------------------------------------------------------------------------
           (Exact name of each Registrant as specified in its charter)

             DELAWARE                                    75-2502290
             DELAWARE                                    75-2502293
            NEW JERSEY                                   22-2242014
---------------------------------------  ---------------------------------------
  (States or other jurisdictions of                   (I.R.S. Employer
    incorporation or organization)                  Identification No.'s)

       c/o Sands Hotel & Casino
    Indiana Avenue & Brighton Park
      Atlantic City, New Jersey                             08401
---------------------------------------  ---------------------------------------
(Address of principal executive offices)                 (Zip Code)

(Registrants' telephone number, including area code):        (609) 441-4517
                                                      --------------------------


                                (Not Applicable)
--------------------------------------------------------------------------------
             (Former name, former address, and former fiscal year,
                         if changed since last report.)

      Indicate by check mark whether each of the Registrants (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes  X    No
                                                    -----    -----

      Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.    Yes  X    No
                            -----    -----

      Indicate the number of shares outstanding of each of the issuer"s classes of common stock, as of the last practicable date.

             Registrant                                Class                  Outstanding at March 24, 2003
---------------------------------------  ---------------------------------    ------------------------------
      GB Property Funding Corp.            Common stock, $1.00 par value                100 shares
          GB Holdings, Inc.                 Common stock, $.01 par value             10,000,000 shares
  Greate Bay Hotel and Casino, Inc.          Common stock, no par value                 100 shares

                                     PART I


ITEM 1.  BUSINESS

        GB Holdings, Inc. ("Holdings") is a Delaware corporation and was a wholly owned subsidiary of Pratt Casino Corporation ("PCC") through December 31, 1998. PCC, a Delaware corporation, was incorporated in September 1993 and was wholly owned by PPI Corporation ("PPI"), a New Jersey corporation and a wholly owned subsidiary of Greate Bay Casino Corporation ("GBCC"). Effective after December 31, 1998, PCC transferred 21% of the stock ownership in Holdings to PBV, Inc. ("PBV"), a newly formed entity controlled by certain stockholders of GBCC. As a result of a certain confirmed plan of reorganization of PCC and others in October 1999, the remaining 79% stock interest of PCC in Holdings was transferred to Greate Bay Holdings, LLC ("GBLLC"), whose sole member as a result of the same reorganization was PPI. In February 1994, Holdings acquired Greate Bay Hotel and Casino, Inc. ("GBHC"), a New Jersey corporation, through a capital contribution by its then parent. GBHC's principal business activity is its ownership of the Sands Hotel and Casino located in Atlantic City, New Jersey (the "Sands"). GB Property Funding Corp. ("GB Property Funding"), a Delaware corporation and a wholly owned subsidiary of Holdings, was incorporated in September 1993 as a special purpose subsidiary of Holdings for the purpose of borrowing funds for the benefit of GBHC. Holdings has no operating activities and its only source of income is interest on cash equivalent investments. Holdings' only significant assets are its investment in GBHC and its cash balance at December 31, 2002 of $31.8 million.

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

       The Sands has segregated its gaming customers into three broad categories:

       The Premium Categories - Those customers who have a high potential loss per trip. This category has the lowest profit margin percentage per customer.

       The Middle Categories - Those customers who have a high repeat trip frequency along with a potential loss per trip that equates to a high annual potential loss per customer.

       The Mass Categories - Those customers who have a low casino loyalty and a low potential loss per trip. This category has the highest profit margin percentage per customer.

Business Strategy. Traditionally, the Sands' marketing strategy in the highly competitive Atlantic City market has consisted of seeking premium category patrons. In the past, the Sands has been successful in its marketing efforts towards these premium patrons through its offering of private, limited-access facilities, related amenities and use of sophisticated information technology to monitor patron play, control certain casino operating costs and target marketing efforts toward frequent visitors with above average gaming budgets. While the Sands strived to maintain market share within this category, competition within the industry for the premium category (both table and slot) reduced the Sands ability to attract this type of player on a profitable basis.

       In 2001, the Sands focused on the "Value Gaming" concept. The general concept in "Value Gaming" is to provide the customer with the best possible gaming experience for the amount of time that the customer is on property. Whether that experience is enhanced by competitive odds on games, the ability to find a food outlet that provides an affordable quality food product, or superior service, the intent is to provide all categories with an expanded and improved entertainment experience that would lead to an increase in subsequent trips.

       As part of its commitment to make the "Value Gaming" concept a reality for its customers, the Sands continued to provide the "loosest" slots in the Atlantic City market during 2001 and through the first quarter of 2002. That is, the Sands provided the best overall odds for winning at slots of any casino in Atlantic City, according to monthly data filed with the Commission.

       Additionally in 2001, the Sands invested approximately $4.6 million in new slot machines, gaming equipment and casino renovations. The Boardwalk Buffet reopened after renovations in the summer of 2001, providing guests with an expanded buffet outlet featuring a wide variety of culinary choices at an affordable price in a nostalgic Atlantic City atmosphere.

       In the second quarter of 2002, under the direction of newly appointed President Herbert Wolfe, the Sands changed its marketing strategy to reduce its focus on the lower profit margin table games business and focus almost exclusively on the slot machine business. In the process the Sands reduced the number of table games from 69 to 26 and increased its number of slot machines by
400. The Sands began to market its product predominantly to the mass slot player categories. As part of this strategy, the Sands, in keeping with its "Value Gaming" concept, increased the number of lower denomination slot machines, thus making the product more available to this mass category. However the increase in the number of lower denomination slot machines created a more competitive slot machine hold percentage and as a result caused the Sands to move away from its "loosest" slots in Atlantic City. The "Value Gaming" concept continued to be reinforced through the availability of slot machines, discounted food product, and availability of hotel rooms to the mass category.

       At the end of the third quarter of 2002, Herbert Wolfe resigned as President. Shortly thereafter Richard Brown was appointed Chief Executive Officer of the Company. By this time, it also had become apparent that the gain in slot machine revenue could not offset the loss of table game revenue. In addition the volume required from the mass slot player categories, to make up the loss of the middle to premium slot player categories, could not be accommodated in a property with the physical constraints of the Sands. Subsequent review of marketing data revealed that the loss in table game play had a direct effect on the loss in some slot machine play, as many slot patrons who frequented the Sands with family and friends were forced to patronize competitors to find the variety of gaming experience they desired. As a result, by the end of the fourth quarter of 2002, the Sands had added fourteen table games to bring the total number of table games to forty, and changed its marketing strategy to focus more on the middle to premium categories of slot players.

       During 2002, the Sands continued to invest in improvements and upgrades to the casino hotel complex. These improvements included the new slot machines, renovations to the first floor casino and hotel room renovations to both the Sands and the Madison House Hotel (see Properties). With the ongoing upgrades to the property, the Sands will be able to broaden its appeal to both the premium category, as well as increase its marketing effort towards the middle and mass categories of the gaming market.

       The Sands has also introduced a new comprehensive customer service program that includes customer service training for new employees, customer service monitoring for operations and customer service recovery programs.

       As part of the Sands capital expenditure program, certain improvements, additions and enhancements have been made, or are planned to be made, to the facility, including slot machines, other gaming equipment and physical plant renovations. These additions and enhancements will primarily benefit guests in a variety of services and will compliment the "Value Gaming" marketing strategy.

       The Sands uses sophisticated information technology that enables it to track and rate patrons' play through the use of identification cards, which it issues to patrons ("casino players' cards"). All Sands' slot machines are connected with, and information with respect to table games activity can be input into, a computer network. When patrons insert their casino players' card into slot machines or present them to supervisors at table games, meaningful information, including amounts wagered and duration of play, is transmitted in real-time to a casino management database. The information contained in the database facilitates the implementation of targeted and cost effective marketing programs, which appropriately recognize and reward patrons during current and future visits to the Sands. Certain of these marketing programs allow patrons to automatically obtain complimentaries based on levels of play. Such complimentaries include free meals, hotel accommodations, entertainment, retail merchandise, parking, and sweepstakes giveaways. Management believes that its ability to reward its customers on a "same-visit" basis is valuable in encouraging the loyalty of repeat visits. Sands Management believes this is a unique benefit and strategy in the Atlantic City market providing a marketing edge over its competitors. The computer systems also allow the Sands to monitor, analyze and control the granting of gaming credit, promotional expenses and other marketing costs.

       Management primarily focuses its marketing efforts on patrons who have been identified by its casino management computer system as profitable patrons. Management believes that its philosophy of encouraging participation in its casino players' card program, using the information obtained thereby to identify the relative playing patterns of patrons and tailoring specific marketing programs and property amenities to this market category enhances profitability of the Sands.

       The Sands also markets to the mass casino patron market through various forms of direct and indirect advertising, and group and bus tour programs. Once new patrons are introduced to the Sands' "Value Gaming" concept and the casino players' card program, management uses its information technology capabilities to directly market to these patrons to encourage repeat patronage.

       Competition. The Sands faces intense competition from the eleven other existing Atlantic City casinos. According to reports of the Commission, the twelve Atlantic City casinos currently offer approximately 1.2 million square feet of gaming space. After completion of the acquisition of Caesars by Park Place Entertainment Corp. (PPE) in December 1999, PPE connected Caesars to Bally's Park Place and added slot machines in the connecting space. In January 2001, over the objections of the Sands, the Commission determined that the proposed acquisition of the Claridge Hotel and Casino ("the Claridge") by PPE which is located adjacent to the Sands and with whom the Sands jointly operates the "People Mover" walkway from the boardwalk, would not violate the Casino Control Act's prohibition against undue economic concentration. As a result of the confirmation of the Claridge Chapter 11 Plan by the Bankruptcy Court, PPE acquired the Claridge, and PPE constructed a connection between the Claridge and Bally's Park Place Casino, which was already interconnected to the PPE controlled Caesars Hotel and Casino. With the addition of the Claridge, PPE controls four casinos, the Trump Organization controls three and the Harrah's Organization controls two of the twelve Atlantic City casinos. PPE also controls the so-called Traymore site located between the boardwalk and the Sands and has acquired a lot contiguous to the Sands parking garage that formerly contained the Continental Motel property. PPE announced that it may develop another hotel-casino complex on this site but has not announced specific plans at this time. In addition, several companies have announced plans to build and operate additional casino/hotels over the next few years. For example, Boyd Gaming Corporation in partnership with MGM Mirage is currently constructing a 40 story 2,010-room hotel and 120,000 square foot casino (the "Borgata") in the Marina District of Atlantic City that is expected to be completed in the summer of 2003. The Borgata development will be situated on approximately 30 acres and will also include specialty restaurants, distinct boutiques, a European style spa and several entertainment venues. In connection with that project, construction is complete on a tunnel connecting the Atlantic City Expressway with the Marina District. Other casino companies and individuals have submitted applications and have been qualified in New Jersey to hold casino licenses. Tropicana Atlantic City has started plans to construct a 502-room hotel tower, a 25-room conference center, a 2,400 space-parking garage and an expanded casino floor. The plans will also include a 200,000 square foot themed shopping, dining and entertainment complex called The Quarter. Tropicana intends to complete the project in the second quarter 2004. Showboat and Resorts are currently constructing hotel room additions of approximately 400 - 500 rooms each and are set to open in the second quarter of 2003 and the second quarter of 2004, respectively. Accordingly, the existing and future competing forces could have a materially adverse impact on the operations of the Sands.

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

       In this highly competitive environment, each property's relative success is affected by a great many factors that relate to its location and facilities. These include the number of parking spaces and hotel rooms it possesses, close proximity to Pacific Avenue, the Boardwalk and to other casino/hotels and access to the main expressway entering Atlantic City. The Company believes that, in prior years, its operating strategy enabled the Sands to compete against most other Atlantic City casino/hotels. In the past, many of its competitors had greater financial resources for capital improvements and marketing and promotional activities than the Company and, as a result, the Sands' facilities and amenities fell behind many of the other casinos. In order to improve the Company's competitive position, the Company sought the approval of the Bankruptcy Court for a capital expenditure program to renovate the majority of its hotel rooms and suites and to purchase approximately 700 slot machines. The Bankruptcy Court approved the capital expenditure program in the amount of approximately $13.6 million in March 1998. In addition, the lack of access to Pacific Avenue hampered the Sands' efforts to expand its "drive-in" patron base. However, in 1999, the Sands acquired land parcels on Pacific Avenue and demolished the existing structures and constructed a new front entrance to the Sands' facility on Pacific Avenue, which opened in June 2000.

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

       The tragic events of September 11, 2001 had an immediate negative impact on hotel and casino business volume. The Sands hotel occupancy was down approximately ten percentage points during the week that followed the terrorist attacks. Bus passenger volume for the Sands was lower than normal, especially for those bus tours originating from the New York metropolitan area. There were approximately 17,500 fewer, or 22.5% less bus passengers at the Sands during September 2001 than during the same month in the prior year.

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

       Industry Developments. In a budget proposed to the New Jersey Legislature in 2003, Governor McGreevey announced a proposed tax on complementaries, an increase in gross revenue tax from 8% to 10%, and an increase in tax on rooms as part of his fiscal 2004 budget proposal. The Company, at this time, cannot assess whether these proposals will be passed by the New Jersey Legislature. If passed, this proposal would cost the Sands approximately $4-6 million annually in additional expenses.

       New Jersey regulators have approved a number of significant changes to the regulations governing the casino industry in recent years. Significant deregulation of the industry began in 1995 with the enactment of legislation amending the New Jersey Casino Control Act (the "Casino Act") and has continued with additional rule modifications to stimulate industry growth. Partly as a result of such regulatory changes, industry-wide revenues in New Jersey have remained steady at $4.3 billion in 2002, 2001 and 2000, despite the adverse market conditions. However, the general economic uncertainties may continue to have an adverse impact on the results of the Sands.

       Casino/hotel operators have also benefited in recent years from a trend toward increased slot play as slot machines have become increasingly more popular than table games particularly with frequent patrons and with recreational and other casual visitors. Casino operators have been catering increasingly to slot patrons through new forms of promotions and incentives such as slot machines that are linked among the various casinos enabling the pay out of large pooled jackpots, and through more attractive and entertaining gaming machines. Slot machines generally produce higher margins and profitability than table games because they require less labor and have lower operating costs. As a result, slot machine revenue growth has outpaced table game revenue growth in recent years. In 2002, according to Commission filings, slot win accounted for approximately 75.0% of total Atlantic City gaming win. However, table games remain important to a select category of gaming patrons. Management believes the availability of table games provides a varied gaming experience that benefits both slot and table game revenues.

       Casino Credit. Casino operations are conducted on both a credit and a cash basis. Patron gaming debts incurred in accordance with the Casino Act are enforceable under New Jersey law. For the year ended December 31, 2002, gaming credit extended to Sands' table game patrons accounted for approximately 18.6% of overall table game wagering, and table game wagering accounted for approximately 9.8% of overall casino wagering during the period. At December
31, 2002, gaming receivables amounted to $15.3 million before an allowance for uncollectible gaming receivables of $11.0 million. Management believes that such allowance is adequate.

       License Agreement. GBHC's rights to the trade name "Sands" (the "Trade Name") were derived from a license agreement between GBCC and an unaffiliated third party. Amounts payable by the Sands for these rights were equal to the amounts paid to the unaffiliated third party. As a result of the Confirmation Order and the occurrence of the Effective Date and under the terms of the Plan, GBHC was assigned by High River the rights under a certain agreement with the owner of the Trade Name to use the Trade Name as of the Effective Date. High River received no payments for its assignment of these rights. Payment is made directly to the owner of the Trade Name. The calculation of the license fee is the same as under the previous agreement. For the year ended December 31, 2002, the license fee amounted to $272,000. For the year ended December 31, 2001, such charges amounted to $268,000.

       Employees and Labor Relations. In Atlantic City, all employees, except certain hotel employees, must be licensed under the Casino Act. Due to the seasonality of the operations of the Sands, the number of employees varies during the course of the year. At December 31, 2002, the Sands had approximately 2,500 employees. The Sands has collective bargaining agreements with three unions that represent approximately 1,000 employees, most of whom are represented by the Hotel, Restaurant Employees and Bartenders International Union, AFL-CIO, Local 54. The collective bargaining agreement with Local 54 expires in September 2004. The collective bargaining agreements with the Carpenters, Local 623 and Entertainment Workers, Local 68 expire in April and July 2005, respectively. Management considers its labor relations to be good.

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

       Casino Licenses. The Casino Act requires that all casino owners and management contractors be licensed by the Commission and that all employees (except for certain non-casino related job positions), major shareholders and other persons or entities financially interested in the casino operation be either licensed or approved by the Commission. A license is not transferable and may be revoked or suspended under certain circumstances by the Commission. A plenary license authorizes the operation of a casino with the games authorized in an operation certificate issued by the Commission, and the operation certificate may be issued only on a finding that the casino conforms to the requirements of the Casino Act and applicable regulations and that the casino is prepared to entertain the public. Under such determination, GBHC has been issued a plenary casino license. The plenary license issued to the Sands was renewed by the Commission in September 2000 for a period of four years.

       The Casino Act provides for a casino license fee of not less than $200,000 based upon the cost of the investigation and consideration of the license application, and a renewal fee of not less than $100,000 or $200,000 for a one year or four year renewal, respectively, based upon the cost of maintaining control and regulatory activities. In addition, a licensee must pay annual taxes of 8% of casino win (as defined in the Casino Act), net of a provision for uncollectible gaming debts of up to 4% of casino win ("Gross Revenue"). During the years ended December 31, 2002, 2001 and 2000, the taxes and the license and other fees incurred by the Sands amounted to $21.3 million, $23.0 million and $22.7 million, respectively.

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

         The Sands has, from time to time, contributed certain amounts held in escrow by the CRDA to fund CRDA sponsored projects. During 2002, the Sands contributed $925,000 of its escrowed funds to CRDA sponsored projects and received $116,000 in a cash refund. In 2001, the Sands contributed $322,000 of its escrowed funds to CRDA sponsored projects and received $80,000 in a cash refund and $84,000 in waivers of certain future Deposit obligations. During the three months ended December 31, 2000, the Sands contributed $3,310,000 of its escrowed funds to a CRDA sponsored project and received a cash refund of $828,000 in consideration for the contribution. Prior to this, the CRDA had granted the Sands waivers of certain of its future Deposit obligations in consideration of similar contributions. The Sands had made such contributions of Deposits during the nine months ended September 30, 2000, totaling $142,000, resulting in waivers granted by the CRDA totaling $72,000. Intangible assets aggregating $811,000 and $1,010,000, respectively, have been recognized on the accompanying consolidated balance sheets in other assets at December 31, 2002 and 2001, and are being amortized over a period of ten years commencing with the completion of the projects. Amortization of other assets totaled $199,000, $202,000, $51,000 and $151,000 for the years ended December 31, 2002 and 2001, the three months ended December 31, 2000 and the nine months ended September 30, 2000, respectively.

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

ITEM 2.  PROPERTIES

       The Sands is located in Atlantic City, New Jersey on approximately 6.1 acres of land one-half block from the Boardwalk at Brighton Park between Indiana Avenue and Dr. Martin Luther King, Jr. Boulevard. The Sands facility currently consists of a casino and simulcasting facility with approximately 79,000 square feet of gaming space containing approximately 2,322 slot machines and approximately 40 table games; a hotel with 637 rooms (including 57 suites); six restaurants; one cocktail lounge; two private lounges for invited guests; an 800-seat cabaret theater; retail space; an adjacent nine-story office building with approximately 77,000 square feet of office space for its executive, financial and administrative personnel; the "People Mover", an elevated, enclosed, one-way moving sidewalk connecting the Sands to the Boardwalk using air rights granted by an easement from the City of Atlantic City and a garage and surface parking for approximately 1,750 vehicles.

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

       The Sands entered into a long-term lease of the Madison House Hotel (the "Madison House"). The initial lease period is from December 2000 to December 2012 with lease payments ranging from $1.8 million per year to $2.2 million per year. The Madison House is physically connected at two floors to the existing Sands casino-hotel complex. The Sands recently completed renovations to upgrade and combine the rooms of the Madison House into a total of 113 suites and 13 single rooms. It is the intention of the Sands to maintain and operate the Madison House at the same quality level as the Sands.

ITEM 3.  LEGAL PROCEEDINGS

       The Company filed tax appeals with the New Jersey Tax Court (the "NJ Tax Court") challenging the amount of its real property assessment for calendar years 1996 through 2001, inclusive, and filed an appeal for calendar year 2002 with the Atlantic County Tax Board ("AC Tax Board"). The City of Atlantic City also appealed the amount of assessments for the years 1996 through 2001, inclusive, and filed a cross-petition with the Atlantic County Tax Board for calendar year 2002. The AC Tax Board declined to hear the appeal and therefore the appeal and cross-petition for calendar year 2002 is now pending before the NJ Tax Court. The Sands has also filed a tax appeal for calendar year 2003 with the New Jersey Tax Court.

       The Company discovered certain failures relating to currency transaction reporting and self-reported the situation to the applicable regulatory agencies. The Company conducted an internal examination of the matter and the New Jersey Division of Gaming Enforcement conducted a separate review. The Company has revised internal control processes and taken other measures to address the situation. The Company may be subjected to regulatory sanctions, which may include cash penalties. However, the potential cash penalties cannot be estimated at this time.

        The Company is a party in various legal proceedings with respect to the conduct of casino and hotel operations and has received employment related claims. Although a possible range of losses cannot be estimated, in the opinion of management, based upon the advice of counsel, the Company does not expect settlement or resolution of these proceedings or claims to have a material adverse impact upon the consolidated financial position or results of operations of the Company, but the outcome of litigation and the resolution of claims is subject to uncertainties and no assurances can be given. The accompanying consolidated financial statements do not include any adjustments that might result from these uncertainties.

       On February 26, 2003, the Sands received a letter from counsel for Mr. Frederick H. Kraus, Executive Vice President, General Counsel and Secretary, indicating that he had been retained to represent Mr. Kraus "in regards to a constructive discharge, breach of contract, severance pay" and other claims. This matter has been referred to legal counsel for evaluation. Management has not yet determined whether or not the claims made by Mr. Kraus would, if adversely determined, materially impact the financial position or results of operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On June 19, 2002, the annual meeting of shareholders was held to elect the Board of Directors and the appointment of new independent auditors. Proxies were solicited for the annual meeting under Regulation 14A.


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

       The New Common Stock (trading symbol "GBH") and the New Notes were listed and commenced trading on the American Stock Exchange ("AMEX") on March 27, 2001. To Holdings' knowledge, other than certain of the shares of the New Common Stock owned by Icahn (77.49%), and Merrill Lynch (20.68%), substantially all of the shares of the New Common Stock are held by Cede & Co. as nominee.

       The range of high and low market prices for the New Common Stock on the American Stock Exchange Composite Tape from March 27, 2001 through December 31, 2002 is as follows:

       Quarter Ended:                                   High            Low
       -------------                                    ----            ---

       June 30, 2001                                   $12.12          $3.25
       September 30, 2001                              $ 3.25          $1.66
       December 31, 2001                               $ 2.93          $1.50

       March 31, 2002                                  $ 3.11          $2.48
       June 30, 2002                                   $ 3.15          $2.22
       September 30, 2002                              $ 3.16          $2.25
       December 31, 2002                               $ 3.19          $2.62

ITEM 6.  SELECTED FINANCIAL DATA

       GB Holdings, Inc. and Subsidiaries

       The following table sets forth selected financial information for Holdings, and is qualified in its entirety by, and should be read in conjunction with, Holdings' Financial Statements and Notes thereto contained elsewhere herein. The data as of December 31, 2002 and 2001 and for the years ended December 31, 2002, 2001, the three months ended December 31, 2000 and the nine months ended September 30, 2000 have been derived from the audited financial statements of Holdings contained in Item 8 below.

       The Company implemented SOP 90-7 and, therefore, adopted "fresh start reporting" as of September 30, 2000. The Company's emergence from its Chapter 11 proceedings resulted in a new reporting entity with no retained earnings or accumulated deficit as of September 30, 2000. Accordingly, the Company's consolidated financial statements for periods prior to September 30, 2000 are not comparable to consolidated financial statements presented on or subsequent to September 30, 2000. Column headings have been included on the accompanying Consolidated Statement of Operations Data and Consolidated Balance Sheet Data to distinguish between the pre-reorganization and post-reorganization entities. A black line has been drawn on the accompanying consolidated financial statements data to distinguish between the pre-reorganization and post-reorganization entities.

                       GB HOLDINGS, INC. AND SUBSIDIARIES
        (dollars in thousands except income per share and common shares)

Statement of Operations Data:
                                                    Post-reorganization                           Pre-reorganization
                                     ----------------------------------------------  -----------------------------------------------
                                                                    October 1, 2000  January 1, 2000
                                       Year Ended      Year Ended       through          through       Year Ended       Year Ended
                                       December 31,   December 31,    December 31,    September 30,   December 31,     December 31,
                                          2002            2001            2000           2000 (1)       1999 (1)         1998 (1)
                                     --------------  --------------  --------------  --------------  --------------  --------------
Net revenues ....................... $      193,473  $      215,749  $       46,711  $      162,463  $      209,811  $      199,918
                                     --------------  --------------  --------------  --------------  --------------  --------------

Expenses:
      Departmental .................        159,714         185,255          45,427         131,985         178,188         165,106
      General and administrative ...         12,799          11,512           2,175           7,663          10,586          12,497
      Depreciation and
        amortization................         15,457          12,133           3,834           9,414          16,215          12,795
      Loss on impairment of
        assets .....................          1,282            --              --              --              --              --
      Loss (gain) on disposal of
        assets .....................            185              20              11              10            (259)           (252)
                                     --------------  --------------  --------------  --------------  --------------  --------------
          Total Expenses ...........        189,437         208,920          51,447         149,072         204,730         190,146
                                     --------------  --------------  --------------  --------------  --------------  --------------
      Income (loss) from
         operations.................          4,036           6,829          (4,736)         13,391           5,081           9,772
                                     --------------  --------------  --------------  --------------  --------------  --------------
Non-operating income (expense):
      Interest income ..............          1,067           2,671           1,338             518             649             961
      Interest expense .............        (11,640)        (11,279)         (3,133)           (366)           (295)           (313)
      Reorganization costs .........           --              --                34          (2,807)         (2,154)         (4,069)
                                     --------------  --------------  --------------  --------------  --------------  --------------
          Total non-operating
             expense, net ..........        (10,573)         (8,608)         (1,761)         (2,655)         (1,800)         (3,421)
                                     --------------  --------------  --------------  --------------  --------------  --------------
Income (loss) before income taxes
      and extraordinary item .......         (6,537)         (1,779)         (6,497)         10,736           3,281           6,351
Income tax provision ...............           (784)            (55)           --              --              (133)           --
                                     --------------  --------------  --------------  --------------  --------------  --------------
Income (loss) before extraordinary
   item ............................         (7,321)         (1,834)         (6,497)         10,736           3,148           6,351
Extraordinary gain on prepetition
      debt discharge ...............           --              --              --            14,795            --              --
                                     --------------  --------------  --------------  --------------  --------------  --------------
Net income (loss) .................. $       (7,321) $       (1,834) $       (6,497) $       25,531  $        3,148  $        6,351
                                     ==============  ==============  ==============  ==============  ==============  ==============
Basic/diluted income (loss) per
   common share:
      Before extraordinary item .... $        (0.73) $        (0.18) $        (0.65) $         1.07  $         0.32  $         0.64
      Extraordinary item ...........           --              --              --              1.48            --              --
Net income (loss) per common
   share ........................... $        (0.73) $        (0.18) $        (0.65) $         2.55  $         0.32  $         0.64
                                     ==============  ==============  ==============  ==============  ==============  ==============
      Weighted avaerage common
        shares .....................                                                       (2)             (2)             (2)
          outstanding ..............     10,000,000      10,000,000      10,000,000      10,000,000      10,000,000      10,000,000
                                     ==============  ==============  ==============  ==============  ==============  ==============

Balance Sheet Data:                               Post-reorganization                             Pre-reorganization
                                     ----------------------------------------------  ----------------------------------------------
                                      December 31,    December 31,     December 31,   September 30,   December 31,     December 31,
                                          2002            2001            2000            2000            1999            1998
                                     --------------  --------------  --------------  --------------  --------------  --------------
Total assets ....................... $      244,712  $      255,922  $      264,247  $      272,676  $      208,416  $      199,148
Total long-term debt ...............        110,000         110,371         110,838         110,858         197,898         198,234
Shareholder's equity (deficit) .....        109,348         116,669         118,503         125,000         (39,593)        (42,741)

----------

(1) On January 5, 1998, Holdings, GB Property Funding and GBHC filed petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of New Jersey. The accrual of interest expense on the First Mortgage Notes, the Subordinated Notes (as hereafter defined) and other affiliate advances for periods subsequent to the filing was suspended.

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

LIQUIDITY AND CAPITAL RESOURCES

        Operating Activities

        At December 31, 2002, the Company had cash and cash equivalents of $50.6 million. The Company generated $9.7 million of net cash from operations during the year ended December 31, 2002 compared to $5.7 million during the same prior year period. Despite a net loss in 2002, depreciation and amortization expense of $15.5 million and a decrease in accounts receivables of $2.4 million contributed to the positive cash flow from operations. During 2002, based upon a periodic review of long-lived assets for impairment in conjunction with a review of the Company's marketing programs and product mix, certain expenditures incurred for property expansion plans, that were included in construction in progress, were determined to be unusable and resulted in a loss on asset impairment in the amount of $1.3 million.

        Investing Activities

        Capital expenditures at the Sands for the year ended December 31, 2002 amounted to approximately $14.1 million. In order to enhance its competitive position in the market place, the Sands may determine to incur additional substantial costs and expenses to maintain, improve and expand its facilities and operations. Management anticipates that capital expenditures for 2003 will be approximately $14.9 million. The Company may require additional financing in connection with those activities.

       The Sands is required by the Casino Act to make certain quarterly deposits based on gross revenue with the Casino Reinvestment Development Authority ("CRDA") in lieu of a certain investment alternative tax. Deposits for the year ended December 31, 2002 amounted to $2.5 million. The Sands has agreed to contribute certain of its future investment obligations to the CRDA in connection with the renovation related to the Atlantic City Boardwalk Convention Center. The projected total contribution will amount to $6.9 million, which will be paid through 2011 based on an estimate of certain of the Sands' future CRDA deposit obligations. As of December 31, 2002, the Sands had satisfied $2.0 million of this obligation.

        Financing Activities

        During 2002, the Company repaid $371,000 in long-term debt. There were no other financing activities during the year ended December 31, 2002.

        As of December 31, 2002 the only scheduled payment of long-term debt is the $110 million for New Notes, due September 29, 2005.

        Summary

        Management believes that cash flows generated from operations during 2002, as well as available cash reserves, will be sufficient to meet its operating plan and provide for scheduled capital expenditures. However, any significant other capital expenditures may require additional financing.

        Critical Accounting Policies and Estimates

        The Company's discussion and analysis of its results of operations and financial condition are based upon its consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP"). The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. Estimates and assumptions are evaluated on an ongoing basis and are based on historical and other factors believed to be reasonable under the circumstances. The results of these estimates may form the basis of the carrying value of certain assets and liabilities and may not be readily apparent from other sources. Actual results, under conditions and circumstances different from those assumed, may differ from estimates. The impact and any associated risks related to estimates, assumptions, and accounting policies are discussed within Management's Discussion and Analysis of Results of Operations and Financial Condition, as well as in the Notes to the Consolidated Financial Statements, if applicable, where such estimates, assumptions, and accounting policies affect the Company's reported and expected financial results.

        The Company believes the following accounting policies are critical to its business operations and the understanding of results of operations and affect the more significant judgments and estimates used in the preparation of its consolidated financial statements:

        Allowance for Doubtful Accounts - The Company maintains accounts receivable allowances for estimated losses resulting from the inability of its customers to make required payments. The adequacy of the allowance is determined by management based on a periodic review of the receivable portfolio. Additional allowances may be required if the financial condition of the Company's customers deteriorates.

        Commitments and Contingencies - Litigation - On an ongoing basis, the Company assesses the potential liabilities related to any lawsuits or claims brought against the Company. While it is typically very difficult to determine the timing and ultimate outcome of such actions, the Company uses its best judgment to determine if it is probable that it will incur an expense related to the settlement or final adjudication of such matters and whether a reasonable estimation of such probable loss, if any, can be made. In assessing probable losses, the Company makes estimates of the amount of insurance recoveries, if any. The Company accrues a liability when it believes a loss is probable and the amount of loss can be reasonably estimated. Due to the inherent uncertainties related to the eventual outcome of litigation and potential insurance recovery, it is possible that certain matters may be resolved for amounts materially different from any provisions or disclosures that the Company has previously made.

        Impairment of Long-Lived Assets - The Company periodically reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Assumptions and estimates used in the determination of impairment losses, such as future cash flows and disposition costs, may affect the carrying value of long-lived assets and possible impairment expense in the Company's consolidated financial statements.

        Self-Insurance - The Company retains the obligation for certain losses related to customer's claims of personal injuries incurred while on the Company property. The Company accrues for outstanding reported claims, claims that have been incurred but not reported and projected claims based upon management's estimates of the aggregate liability for uninsured claims using historical experience, an adjusting company's estimates and the estimated trends in claim values. Although management believes it has the ability to adequately project and record estimated claim payments, it is possible that actual results could differ significantly from the recorded liabilities.

        Allowance for Obligatory Investments - The Company maintains obligatory investment allowances for its investments made in satisfaction of its CRDA obligation. The obligatory investments may ultimately take the form of CRDA issued bonds, which bear interest at below market rates, direct investments or donations. CRDA bonds bear interest at approximately one-third below market rates. Management bases its reserves on the type of investments the obligation has taken or is expected to take. Donations of the Sands' quarterly deposits to the CRDA have historically yielded a 51% future credit or refund of obligations. Therefore, management has reserved the predominant balance of its obligatory investments at between 33% and 49%.

        RESULTS OF OPERATIONS

        Gaming Operations

        Information contained herein, regarding Atlantic City casinos other than the Sands, was obtained from reports filed with the Commission.

        The following table sets forth certain unaudited financial and operating data relating to the Sands' and all other Atlantic City casinos' capacities, volumes of play, hold percentages and revenues:

                                                                            Year Ended December 31,
                                                            -------------------------------------------------------
                                                                 2002                2001                2000
                                                            ---------------     ---------------     ---------------
                                                                            (Dollars In Thousands)
Units: (at year-end)
      Table Games   - Sands                                              40                  69                  92
                    - Atlantic City (ex. Sands)                       1,167               1,061               1,238
      Slot Machines - Sands                                           2,322               2,060               1,987
                    - Atlantic City (ex. Sands)                      35,795              35,423              34,291
Gross Wagering (1)
      Table Games   - Sands                                 $       242,731     $       457,992     $       471,769
                    - Atlantic City (ex. Sands)                   6,684,168           6,773,640           7,157,418
      Slot Machines - Sands                                       2,227,830           2,348,180           2,114,444
                    - Atlantic City (ex. Sands)                  38,237,932          36,772,969          35,714,927
Hold Percentages (2)
      Table Games   - Sands                                          15.00%              14.92%              14.09%
                    - Atlantic City (ex. Sands)                      15.73%              15.65%              15.52%
      Slot Machines - Sands                                           7.57%               6.87%               7.58%
                    - Atlantic City (ex. Sands)                       8.08%               8.09%               8.18%
Revenues (2)
      Table Games   - Sands                                 $        36,401     $        68,351     $        66,456
                    - Atlantic City (ex. Sands)                   1,051,103           1,059,881           1,110,512
      Slot Machines - Sands                                         168,697             161,503             160,224
                    - Atlantic City (ex. Sands)                   3,089,067           2,974,610           2,923,224
      Other (3)     - Sands                                           1,319               2,515               3,077
                    - Atlantic City (ex. Sands)                         N/A                 N/A                 N/A

----------

(1) Gross wagering consists of the total value of chips purchased for table games (excluding poker) and keno wagering (the "Drop") and coins wagered in slot machines (the "Handle").
(2) Casino revenues consist of the portion of gross wagering that a casino retains and, as a percentage of gross wagering, is referred to as the "hold percentage." The Sands' hold percentages and revenues are reflected on an accrual basis. Comparable accrual basis data for the remainder of the Atlantic City gaming industry as a whole is not available; consequently, industry hold percentages and revenues are based on information available from the Commission.
(3) Consists of revenues from poker and simulcast horse racing wagering. Comparable information for the remainder of the Atlantic City gaming industry is not available.

        Patron Gaming Volume

        Information contained herein, regarding Atlantic City casinos other than the Sands, was obtained from reports filed with the Commission.

        Table game drop decreased by $215.3 million (47.0%) during 2002 compared with 2001 and by $13.8 million (2.9%) in 2001 compared to 2000. By comparison, according to Commission reports, table game drop at all other Atlantic City casinos during the same periods decreased 1.3% and 5.4%, respectively. The decrease in table game drop is attributable to the reduction of the number of table games from 69 in 2001 to 40 by the end of 2002. The decrease in the number of table games was the result of a change in business strategy, begun in the second quarter of 2002 by newly appointed President, Herbert Wolfe, to reduce the table game business and increase the slot machine business. Historically the table game business has a lower profit margin percentage than the slot machine business. The strategy was to focus specifically on the higher profit margin mass slot player business. The original strategy reduced the number of table games from 69 to 26. By late in the third quarter of 2002, it became apparent that this strategy, among other things, could not generate an increase in slot revenue sufficient to overcome the loss in table revenue. Mr. Wolfe resigned on September 30, 2002, and Richard Brown was appointed Chief Executive Officer on October 9, 2002. The Company strategy shifted to, among other things, increase the number of table games to 40 by the end of 2002. During the second quarter of 2002, there was considerable disruption of the casino floor related to the removal of table games and their replacement with slot machines. For the year ended December 31, 2002, the table game hold percentage decreased 0.08 percentage points to 15.0% compared to the same prior year period. The 2001 decrease in table game drop was due to a 25.0% decrease in the number of table games compared to 2000.

        Slot machine handle decreased $120.4 million (5.1%) during 2002, compared with 2001 and increased by $234 million (11.1%) in 2001 compared to 2000. By comparison, according to Commission reports, the percentage increase in slot machine handle for all other Atlantic City casinos for the same periods was 4.0% and 3.0%, respectively. The decreased Sands slot handle during 2002 can be attributed to the strategic change in the denominational mix of slot machines from higher denomination, lower hold percentage machines, toward lower denomination, higher hold percentage machines, which caused the hold percentage to increase to 7.6% in 2002 from 6.9% in 2001. The number of slot machines increased 12.7% at the Sands to 2,322 at December 31, 2002 compared to December 31, 2001. On an industry-wide basis, the number of slot machines increased 1.1% in 2002 compared to 2001.

        Aggregate gaming space at all other Atlantic City casinos increased by approximately 35,000 square feet (3.0%) at December 31, 2002 compared to December 31, 2001. The amount of gaming space at the Sands decreased approximately 209 square feet (0.3%) between periods.

Revenues

        Casino revenues at the Sands decreased by $26.0 million (11.2%) in 2002 compared to 2001 and increased by $2.6 million (1.1%) in 2001 compared to 2000. The 2002 decrease was due to the $32.1 million decline in table game revenues, which was a result of the $215.3 million (47.0%) decrease in table game drop. The decrease in table game drop was primarily due to fewer table games available during the peak third quarter. Slot revenues increased during 2002 as result of increased hold percentage despite a decrease in handle of $120.4 million. The increase in slot machine revenue was not enough to offset the decrease in table game revenue. As a result, the Company, by the end of 2002, had replaced 14 of the table games removed in the second quarter of 2002 and shifted its marketing strategy to focus on the middle to premium slot player business. The increase in 2001 was attributed to increased revenue in both table games and slots. Slot win increased due to higher handle, despite a lower hold percentage. Table game win increased due to a higher hold percentage, despite lower drop. The 2001 slot results were due to a 5.8% increase in the number of slot machines and the "loosest" slots strategy in effect at that time. The 2001 table game results were due to a marketing focus that attracted profitable customer categories and offset the impact of fewer table games.

        Room revenues decreased by $430,000 (3.7%) in 2002 compared to 2001 and increased by $2.1 million (22.0%) in 2001 compared to 2000. The 2002 decrease is due to a decrease in occupied room nights and a slightly lower average daily room rate. The decrease in 2002, occupied room nights is due to a decrease in complimentary rooms. The increase in 2001 was a result of increased occupied room nights and a higher average daily room rate. The increase in 2001 occupied room nights was due to the increase in rooms inventory related to the Madison House addition.

        Food and beverage revenues decreased $6.1 million (20.8%) in 2002 compared to 2001 and increased by $1.1 million (3.8%) in 2001 compared to 2000. The 2002 decrease was due to a decrease in the average check of $6.89 (25.6%) as a result of fewer complimentaries to premium outlets. The increase in 2001 was a result of an increase in the number of patrons by 42,000 (3.2%).

        Other revenues decreased $944,000 (20.2%) in 2002 compared to 2001 and increased by $183,000 (4.1%) in 2001 compared to 2000. The 2002 decrease is predominantly due to the decline in entertainment revenues, $470,000 (47.9%) which was primarily a result of discontinuation of review shows in 2002. The increase in 2001 was due to more entertainment revenue offset by a reduction in parking revenue.

        Promotional Allowances

        Promotional allowances are comprised of (i) the estimated retail value of goods and services provided free of charge to casino customers under various marketing programs, (ii) the cash value of redeemable points earned under a customer loyalty program based on the amount of slot play and (iii) coin and cash coupons and discounts. As a percentage of casino revenues, promotional allowances decreased to 24.8% during 2002 compared to 26.8% during 2001 and 27.4% in 2000. The decrease is primarily attributable to the elimination of marketing programs and other promotional activities that were deemed less profitable and a continued focus on, and development of, the segments of play that created more volume with less expense.

        Departmental Expenses

        Casino expenses at the Sands decreased by $25.5 million (15.1%) in 2002 compared to 2001 and increased by $6.3 million in 2001 compared to 2000. The decrease in casino expenses is primarily due to the reduction of complimentary costs associated with food and beverage provided free of charge. Casino payroll expenses decreased due to the reduction in table games. The decrease in the provision for doubtful accounts expense was caused by a reduction in credit issuance due to lower table game activity. Lower costs for customer transportation were a result of reduced volume in air travel and ground transportation. Reductions in advertising expense and gaming revenue tax also contributed significantly to the decreases in casino expenses in 2002. The increase in 2001 was due to increased television advertising and complimentary expenses.

        Rooms expenses decreased by $406,000 (12.0%) in 2002 compared to 2001 and increased $1.6 million in 2001 compared to 2000. The 2002 decreases were due to a decrease in housekeeping supplies expense, amenity package costs, linen and uniform usage, which resulted from fewer occupied room nights and also outside maintenance contracts. The 2001 increase was due to costs associated with operating the Madison House, which had no similar costs in 2000.

        Food and beverage expenses increased by $1.1 million (11.2%) in 2002 compared to 2001 and by $837,000 in 2001 compared to 2000. The increases were due to a smaller share of costs allocated to casino expense as a result of a decrease in food and beverage complimentaries generated by casino operations. These were offset slightly by decreases in payroll, benefits and food and beverage cost of sales as a result of the lower volume. The 2001 increase was due to higher volume of business offset by a greater allocation of costs to casino expense.

        Other expenses decreased by $749,000 (22.2%) in 2002 compared to 2001 and by $367,000 in 2001 compared to 2000. The decrease in 2002 is primarily due to savings resulting from discontinuation of review shows in the theatre. The 2001 decrease was due to promoter fees for special events in 2000 that had no similar costs in 2001.

        General and Administrative Expenses

        General and administrative expenses increased by $1.3 million (11.2%) in 2002 compared to 2001 and by $1.7 million in 2001 compared to 2000. The 2002 increase was due to costs arising from severance packages and higher costs for insurance, property taxes and utilities. The increase in 2001 was due to costs associated with the attempted acquisition of the Claridge Hotel Casino and severance packages.

        Depreciation and Amortization

        Depreciation and amortization expense increased by $3.3 million (27.4%) in 2002 compared to 2001 and decreased by $1.1 million in 2001 compared to 2000. The 2002 increase is a result of the continued investment in and renovation of the casino, hotel and administrative complex at the Sands. The 2001 decrease was a result of depreciation expense being impacted by the asset valuation reduction associated with "fresh start reporting" implemented in September 2000.

        Interest Income and Expense

        Interest income decreased by $1.6 million (60.1%) in 2002 compared to 2001 and increased by $815,000 (43.9%) in 2001 compared to 2002. The decrease in 2002 was due to earnings on decreased cash reserves and lower interest rates.

        Interest expense increased by $361,000 (3.2%) in 2002 compared to 2001 and $7.8 million (222.3%) in 2001 compared to 2000. The 2002 increase is due to a lower amount of capitalized interest partially offset by the elimination of debt. The increase in 2001 is due to a full year of interest expense associated with the New Notes.

        Income Tax Provision

        On July 2, 2002, the Business Tax Reform Act (BTR) was signed into law. The BTR revises and updates the New Jersey corporation business tax and establishes filing fees for certain returns. Included in the BTR is a deferral on the use of State NOL's until tax year 2005. Those State NOL's that would have been utilized in tax years 2002 and 2003 will be granted a two year extension of their expiration period. Additionally, the BTR imposes an alternative minimum assessment ("AMA") based on gross receipts or gross profits. The taxpayer pays the greater of the AMA or the regular corporate business tax ("CBT") and to the extent AMA exceeds CBT, an AMA tax credit is generated. The AMA provision is discontinued for tax years beginning after June 30, 2006 and any remaining AMA tax credit is allowed as a non-expiring future tax credit carryforward. Due to various uncertainties, management is unable to determine that realization of the future tax credit carryforward is more likely than not and, thus, has provided a valuation allowance for the entire amount at December 31, 2002 and 2001.

       The State income tax provision of $784,000 for the year ended December 31, 2002 includes $774,000 of AMA for GBHC and $10,000 of CBT for GBH.

        Contractual Obligations

        The following table sets forth the contractual obligations of the Company at December 31, 2002:

                                                                         Payments Due By Period
                                     -----------------------------------------------------------------------------------------------
                                                                                                                          More
                                                           Less than               1-3                 3-5                Than
Contractual Obligations                   Total              1 year               years               years             5 years
-----------------------              ---------------     ---------------     ---------------     ---------------     ---------------

Long-Term Debt                       $   110,000,000     $          --       $   110,000,000     $          --       $          --
Operating Leases:
   Madison House                          19,826,000           1,800,000           5,598,000           3,996,000           8,432,000
   Equipment                                 688,000             336,000             352,000                --                  --
                                     ---------------     ---------------     ---------------     ---------------     ---------------
    Total Contractual Obligations    $   130,514,000     $     2,136,000     $   115,950,000     $     3,996,000     $     8,432,000
                                     ===============     ===============     ===============     ===============     ===============

        Inflation

        Management believes that, in the near term, modest inflation and increased competition within the gaming industry for qualified and experienced personnel will continue to cause increases in operating expenses, particularly labor and employee benefits costs.

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

        New Accounting Pronouncements

        In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("Interpretation No. 45"). Interpretation No. 45 requires the disclosure of certain guarantees existing at December 31, 2002. The Company had no guarantees meeting the requirements of Interpretation No. 45 at December 31, 2002. In addition, Interpretation No. 45 requires the recognition of a liability for the fair value of the obligation of qualifying guarantee activities that are initiated or modified after December 31, 2002. Accordingly, the Company will apply the recognition provisions of Interpretation No. 45 prospectively to applicable guarantee activities initiated after December 31, 2002.

         On January 1, 2003, the Company will adopt FAS No. 143, "Asset Retirement Obligations" ("SFAS No. 143"), which provides the accounting requirements for retirement obligations associated with tangible long-lived assets. This statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The adoption of FAS No. 143 is not expected to have a material impact on the Company's consolidated financial statements.

        In June 2002, FASB issued FAS Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("FAS 146"). FAS 146 nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("EITF 94-3") and requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value in the period in which the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. The adoption of FAS 146 is expected to result in delayed recognition for certain types of costs as compared to the provisions of EITF 94-3. FAS 146 is effective for new exit or disposal activities that are initiated after December 31, 2002. FAS 146 will affect the types and timing of costs included in future restructuring programs, if any, but is not expected to have a material impact on the Company's financial position or results of operations.

         On January 1, 2003, the Company will adopt FAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("FAS No. 148"), which provides alternative methods of transition for companies that choose to switch to the fair value method of accounting for stock options. SFAS No. 148 also makes changes in the disclosure requirements for stock-based compensation, regardless of which method of accounting is chosen. The adoption of SFAS No. 148 is not expected to have any impact on the Company's consolidated financial statements.

        Private Securities Litigation Reform Act

          The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Form 10-K and other materials filed or to be filed by Holdings, GB Property Funding or GBHC with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made by such companies) contains statements that are forward-looking, such as statements relating to future expansion plans, future construction costs and other business development activities including other capital spending, economic conditions, financing sources, competition and the effects of tax regulation and state regulations applicable to the gaming industry in general or Holdings, GB Property Funding and GBHC in particular. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of Holdings, GB Property Funding or GBHC. These risks and uncertainties include, but are not limited to, those relating to development and construction activities, dependence on existing management, leverage and debt service (including sensitivity to fluctuations in interest rates), domestic or global economic conditions, activities of competitors and the presence of new or additional competition, fluctuations and changes in customer preference and attitudes, changes in federal or state tax laws or the administration of such laws and changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions).

        Common Stock Listing

          During the second quarter 2002, the Company was contacted orally by a representative of the American Stock Exchange (the "Exchange") regarding the continued listing of its common stock. The Exchange representative initially advised that the Company might fail to meet the minimum requirements for continued listing on the Exchange. A representative of the Exchange later advised the Company in another call that the Exchange would not move to delist the Company's securities at this time.

Item 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Market risk is the risk of loss arising from changes in market rates and prices, such as interest rates and foreign currency exchange rates. The Company does not have securities subject to interest rate fluctuations and has not invested in derivative-based financial instruments.

ITEM 8.  INDEX TO FINANCIAL STATEMENTS

                                                                                                          Page

GB Holdings, Inc. and Subsidiaries
   Reports of Independent Public Accountants............................................................  26 - 27
       .................................................................................................  and 61
   Consolidated Balance Sheets of GB Holdings, Inc.
     and Subsidiaries as of December 31, 2002 and 2001 .................................................  28 - 29

   Consolidated Statements of Operations of GB Holdings, Inc.
     and Subsidiaries for the Years Ended December 31, 2002 and 2001 (Post-reorganization), the Period October 1, 2000 through December 31, 2000 (Post-reorganization),
     the Period January 1, 2000 through September 30, 2000 (Pre-reorganization).........................   30

   Consolidated Statement of Changes in Shareholder's Equity (Deficit) of GB
     Holdings, Inc. and Subsidiaries for the Years Ended December 31, 2002 and
     2001 (Post-reorganization), Period October 1, 2000 through December 31,
     2000 (Post-reorganization), the Period January 1, 2000
     through September 30, 2000 (Pre-reorganization) ...................................................   31

   Consolidated Statements of Cash Flows of GB Holdings, Inc.
     and Subsidiaries for the Years Ended December 31, 2002 and 2001, the Period October 1,
     2000 through December 31, 2000 (Post-reorganization), the Period January 1,
     2000 through September 30, 2000 (Pre-reorganization)...............................................   32

   Notes to Consolidated Financial Statements of GB Holdings, Inc.
     and Subsidiaries ..................................................................................   33

   Schedule II, Valuation and Qualifying Accounts of GB Holdings, Inc. .
     and Subsidiaries for the Years Ended December 31, 2002 and 2001 (Post-reorganization),
     Period October 1, 2000 through December 31, 2000 (Post-reorganization), the Period
     January 1, 2000 through September 30, 2000 (Pre-reorganization) ...................................   62

                          Independent Auditors' Report

To the Shareholders of GB Holdings, Inc.:

We have audited the accompanying consolidated balance sheet of GB Holdings, Inc. and subsidiaries as of December 31, 2002 and the related consolidated statements of operation, shareholders' equity, and cash flows for the year then ended, as listed in the accompanying index. In connection with our audit of the 2002 consolidated financial statements, we also have audited the 2002 consolidated financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audit. The 2001 and 2000 consolidated financial statements of GB Holdings, Inc. and subsidiaries as listed in the accompanying index were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements, before the revision related to the adoption of Emerging Issues Task Force 01-09 "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)" ("EITF 01-09"), described in Note 3 to the consolidated financial statements, in their report dated March 8, 2002.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2002 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of GB Holdings, Inc. and subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related 2002 consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 3 to the consolidated financial statements, the company adopted EITF 01-09, as of January 1, 2002.

As discussed above, the 2001 and 2000 consolidated financial statements of GB Holdings, Inc. and subsidiaries as listed in the accompanying index were audited by other auditors who have ceased operations. As described in Note 3, these consolidated financial statements have been revised to include application of EITF 01-09, which was adopted by the company as of January 1, 2002. In our opinion, the disclosures required by EITF 01-09 for 2001 and 2000 as discussed in Note 3 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 and 2000 consolidated financial statements of GB Holdings, Inc. and subsidiaries other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 and 2000 consolidated financial statements taken as a whole.


/s/ KPMG LLP
Short Hills, New Jersey

February 20, 2003

INFORMATION REGARDING PREDECESSOR INDEPENDENT PUBLIC ACCOUNTANTS' REPORT

THE FOLLOWING REPORT IS A COPY OF A PREVIOUSLY ISSUED REPORT BY ARTHUR ANDERSEN LLP ("ANDERSEN"). THE REPORT HAS NOT BEEN REISSUED BY ANDERSEN NOR HAS ANDERSEN CONSENTED TO ITS INCLUSION IN THIS ANNUAL REPORT ON FORM 10-K. THE ANDERSEN REPORT REFERS TO THE CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2000 AND THE CONSOLIDATED STATEMENTS OF INCOME, SHAREHOLDERS' EQUITY/DEFICIT AND CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 1999 (PRE-REORGANIZATION) WHICH ARE NO LONGER INCLUDED IN THE ACCOMPANYING FINANCIAL STATEMENTS.


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


                                                             ARTHUR ANDERSEN LLP

Roseland, New Jersey
March 8, 2002

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                              (Post-reorganization)

                                     ASSETS

                                                                                          December 31,        December 31,
                                                                                              2002                2001
                                                                                         ---------------     ---------------

Current Assets:
      Cash and cash equivalents                                                          $    50,645,000     $    57,369,000
      Accounts receivable, net of allowances
         of $11,301,000 and $14,406,000, respectively                                          4,976,000           8,911,000

      Inventories                                                                              1,857,000           2,431,000
      Income tax deposits                                                                      1,359,000             759,000
      Prepaid expenses and other current assets                                                3,067,000           2,266,000
                                                                                         ---------------     ---------------
         Total current assets                                                                 61,904,000          71,736,000
                                                                                         ---------------     ---------------

Property and Equipment:
      Land                                                                                    54,344,000          54,814,000
      Buildings and improvements                                                              91,657,000          84,890,000
      Equipment                                                                               46,119,000          27,321,000
      Construction in progress                                                                 3,597,000          17,003,000
                                                                                         ---------------     ---------------
                                                                                             195,717,000         184,028,000
      Less - accumulated depreciation and
         amortization                                                                        (26,095,000)        (13,016,000)
                                                                                         ---------------     ---------------
      Property and equipment, net                                                            169,622,000         171,012,000
                                                                                         ---------------     ---------------

Other Assets:
      Obligatory investments, net of allowances of
        $10,028,000 and $9,290,000, respectively                                              10,069,000           9,302,000

      Other assets                                                                             3,117,000           3,872,000
                                                                                         ---------------     ---------------
         Total other assets                                                                   13,186,000          13,174,000
                                                                                         ---------------     ---------------
                                                                                         $   244,712,000     $   255,922,000
                                                                                         ===============     ===============

                The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

                       GB HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                              (Post-reorganization)

                      LIABILITIES AND SHAREHOLDER'S EQUITY

                                                                                           December 31,       December 31,
                                                                                              2002                2001
                                                                                         ---------------     ---------------

Current Liabilities
      Current maturities of long-term debt                                               $          --       $        19,000
      Accounts payable                                                                         5,598,000           6,843,000
      Accrued liabilities -
         Salaries and wages                                                                    3,717,000           4,144,000
         Interest                                                                              3,092,000           3,092,000
         Gaming obligations                                                                    3,752,000           4,692,000
         Insurance                                                                             1,805,000           1,670,000
         Other                                                                                 3,955,000           4,602,000
                                                                                         ---------------     ---------------

         Total current liabilities                                                            21,919,000          25,062,000
                                                                                         ---------------     ---------------

Long-Term Debt, net of current maturities                                                    110,000,000         110,352,000
                                                                                         ---------------     ---------------

Other Noncurrent Liabilities                                                                   3,445,000           3,839,000
                                                                                         ---------------     ---------------

Commitments and Contingencies

Shareholder's Equity:
      Preferred stock, $.01 par value per share;
         20,000,000 shares authorized; 0 shares outstanding                                         --                  --
      Common Stock, $.01 par value per share;
        20,000,000 shares authorized;
        10,000,000 shares issued and outstanding                                                 100,000             100,000
      Additional paid-in capital                                                             124,900,000         124,900,000
      Accumulated deficit                                                                    (15,652,000)         (8,331,000)
                                                                                         ---------------     ---------------
         Total shareholder's equity                                                          109,348,000         116,669,000
                                                                                         ---------------     ---------------
                                                                                         $   244,712,000     $   255,922,000
                                                                                         ===============     ===============

                The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                        Post-reorganization                     Pre-reorganization
                                                      -------------------------------------------------------     ---------------
                                                        Year Ended          Year Ended        October 1, 2000    January 1, 2000
                                                       December 31,         December 31           through             through
                                                           2002                2001          December 31, 2000   September 30, 2000
                                                      ---------------     ---------------     ---------------     ---------------
Revenues:
     Casino                                           $   206,417,000     $   232,369,000     $    52,026,000     $   177,731,000
     Rooms                                                 11,140,000          11,570,000           2,307,000           7,173,000
     Food and beverage                                     23,305,000          29,408,000           7,201,000          21,122,000
     Other                                                  3,739,000           4,683,000             951,000           3,549,000
                                                      ---------------     ---------------     ---------------     ---------------
                                                          244,601,000         278,030,000          62,485,000         209,575,000
     Less - promotional allowances                        (51,128,000)        (62,281,000)        (15,774,000)        (47,112,000)
                                                      ---------------     ---------------     ---------------     ---------------
        Net revenues                                      193,473,000         215,749,000          46,711,000         162,463,000
                                                      ---------------     ---------------     ---------------     ---------------
Expenses:
     Casino                                               143,189,000         168,676,000          41,581,000         120,343,000
     Rooms                                                  2,985,000           3,391,000             664,000           2,106,000
     Food and beverage                                     10,915,000           9,814,000           2,292,000           6,685,000
     Other                                                  2,625,000           3,374,000             890,000           2,851,000
     General and administrative                            12,799,000          11,512,000           2,175,000           7,663,000
     Depreciation and amortization                         15,457,000          12,133,000           3,834,000           9,414,000
     Loss on impairment of fixed assets                     1,282,000                --                  --                  --
     Loss on disposal of assets                               185,000              20,000              11,000              10,000
                                                      ---------------     ---------------     ---------------     ---------------
        Total expenses                                    189,437,000         208,920,000          51,447,000         149,072,000
                                                      ---------------     ---------------     ---------------     ---------------
Income (loss) from operations                               4,036,000           6,829,000          (4,736,000)         13,391,000
                                                      ---------------     ---------------     ---------------     ---------------
Non-operating income (expense):
     Interest income                                        1,067,000           2,671,000           1,338,000             518,000
     Interest expense (contractual interest
        of $16,545,000 for the nine months
        ended September 30, 2000)                         (11,640,000)        (11,279,000)         (3,133,000)           (366,000)
     Reorganization and other related costs                      --                  --                34,000          (2,807,000)
                                                      ---------------     ---------------     ---------------     ---------------
     Total non-operating expense, net                     (10,573,000)         (8,608,000)         (1,761,000)         (2,655,000)
                                                      ---------------     ---------------     ---------------     ---------------
Income (loss) before income taxes,
     and extraordinary items                               (6,537,000)         (1,779,000)         (6,497,000)         10,736,000
     Income tax provision                                    (784,000)            (55,000)               --                  --
                                                      ---------------     ---------------     ---------------     ---------------
     Income (loss) before extraordinary items              (7,321,000)         (1,834,000)         (6,497,000)         10,736,000
     Extraordinary gain on prepetition debt
          discharge                                              --                  --                  --            14,795,000
                                                      ---------------     ---------------     ---------------     ---------------
Net income  (loss)                                    $    (7,321,000)    $    (1,834,000)    $    (6,497,000)    $    25,531,000
                                                      ===============     ===============     ===============     ===============
Basic/diluted loss per common share                   $         (0.73)    $         (0.18)    $         (0.65)
                                                      ===============     ===============     ===============
Weighted average common shares outstanding                 10,000,000          10,000,000          10,000,000
                                                      ===============     ===============     ===============

                The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

                       GB HOLDINGS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CHANGES
                        IN SHAREHOLDER'S EQUITY (DEFICIT)
      For the Year ended December 31, 2002 and 2001 (Post-reorganization),
 For the Period October 1, 2000 through December 31, 2000 (Post-reorganization),
         January 1, 2000 through September 30, 2000 (Pre-reorganization)


                                                                                                Additional
                                                                  Common Stock                    Paid-in           Accumulated
                                                           Shares             Amount              Capital             Deficit
                                                      ---------------     ---------------     ---------------     ---------------

BALANCE, January 1, 2000                                        1,000               1,000          27,946,000         (67,540,000)
      Net Income Pre-reorganization                              --                  --                  --            25,531,000
      Cancellation of old common stock
        pursuant to the plan for reorganization                (1,000)             (1,000)              1,000                --
      Issuance of new common stock pursuant
        to the plan for reorganization                     10,000,000             100,000          64,954,000                --
      Elimination of accumulated deficit
        pursuant to the plan of reorganization                   --                  --           (42,009,000)         42,009,000
      Additional paid in capital pursuant to the
        plan of reorganization                                   --                  --            74,008,000                --
                                                      ---------------     ---------------     ---------------     ---------------

BALANCE, September 30, 2000                                10,000,000             100,000         124,900,000                --
      Net Loss Post-reorganization                               --                  --                  --            (6,497,000)
                                                      ---------------     ---------------     ---------------     ---------------

BALANCE, December 31, 2000                                 10,000,000             100,000         124,900,000          (6,497,000)
      Net Loss Post-reorganization                               --                  --                  --            (1,834,000)
                                                      ---------------     ---------------     ---------------     ---------------

BALANCE, December 31, 2001                                 10,000,000     $       100,000     $   124,900,000     $    (8,331,000)
      Net Loss Post-reorganization                               --                  --                  --            (7,321,000)
                                                      ---------------     ---------------     ---------------     ---------------

BALANCE, December 31, 2002                                 10,000,000     $       100,000     $   124,900,000     $   (15,652,000)
                                                      ===============     ===============     ===============     ===============

       The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        Post-reorganization                     Pre-reorganization
                                                       -------------------------------------------------------    ---------------
                                                         Year Ended          Year Ended       October 1, 2000     January 1, 2000
                                                         December 31,        December 31,         through             through
                                                            2002                2001         December 31, 2000  September 30, 2000
                                                       ---------------     ---------------     ---------------    ---------------

OPERATING ACTIVITIES:
     Net income (loss)                                $    (7,321,000)    $    (1,834,000)    $    (6,497,000)    $    25,531,000
     Adjustments to reconcile net income (loss)
        to net cash provided by (used in)
        operating activities:
        Depreciation and amortization                      15,457,000          12,133,000           3,834,000           9,414,000
        Loss on impairment of fixed assets                  1,282,000                --                  --                  --

        Loss on disposal of assets                            185,000              20,000              11,000              10,000
        Provision for doubtful accounts, net                1,547,000           4,991,000           1,423,000           1,637,000
        Deferred income tax (provision) benefit              (682,000)            292,000                --                  --
        Decrease (increase) in accounts receivable          2,349,000          (2,930,000)         (3,157,000)           (184,000)
        (Decrease) increase in accounts payable
           and accrued expenses                                (3,125)             (5,605)          5,370,000               1,956
        Net change in other current assets and
           liabilities                                         (1,026)             27,000            (405,000)              3,452
        Net change in other noncurrent assets and
           liabilities                                        285,000              (2,580)         (4,708,000)            (11,083)
        Extraordinary gain on prepetition debt
           discharge                                             --                  --                  --           (14,795,000)
                                                      ---------------     ---------------     ---------------     ---------------
           Net cash (used in) provided by
               operating activities                             9,673           5,748,000          (4,129,000)         15,938,000
                                                      ---------------     ---------------     ---------------     ---------------
INVESTING ACTIVITIES:
     Purchase of property and equipment                       (14,058)        (23,095,000)         (2,934,000)        (14,422,000)

     Proceeds from disposition of assets                      320,000               4,000                --                13,000
     Proceeds from sale of obligatory investments             208,000             114,000             111,000             330,000
     Purchase of obligatory investments                    (2,496,000)         (2,838,000)           (803,000)         (2,014,000)
                                                      ---------------     ---------------     ---------------     ---------------
        Net cash used in investing activities             (16,026,000)        (25,815,000)         (3,626,000)        (16,093,000)
                                                      ---------------     ---------------     ---------------     ---------------
FINANCING ACTIVITIES:
     Proceeds from issuance of common stock                      --                  --                  --            65,000,000
     Repayments of long-term debt                            (371,000)           (467,000)            (20,000)            (64,000)
                                                      ---------------     ---------------     ---------------     ---------------
        Net cash (used in) provided by financing
           activities                                        (371,000)           (467,000)            (20,000)         64,936,000
                                                      ---------------     ---------------     ---------------     ---------------
        Net (decrease) increase in cash and cash
           equivalents                                     (6,724,000)        (20,534,000)         (7,775,000)         64,781,000
           Cash and cash equivalents at beginning
              of period                                    57,369,000          77,903,000          85,678,000          20,897,000
                                                      ---------------     ---------------     ---------------     ---------------
           Cash and cash equivalents at end of
              period                                  $    50,645,000     $    57,369,000     $    77,903,000     $    85,678,000
                                                      ===============     ===============     ===============     ===============

       The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)    Organization, Business and Basis of Presentation

        GB Holdings, Inc. ("Holdings") is a Delaware corporation and was a wholly owned subsidiary of Pratt Casino Corporation ("PCC") through December 31, 1998. PCC, a Delaware corporation, was incorporated in September 1993 and was wholly owned by PPI Corporation ("PPI"), a New Jersey corporation and a wholly owned subsidiary of Greate Bay Casino Corporation ("GBCC"). Effective after December 31, 1998, PCC transferred 21% of the stock ownership in Holdings to PBV, Inc. ("PBV"), a newly formed entity controlled by certain stockholders of GBCC. As a result of a certain confirmed plan of reorganization of PCC and others in October 1999, the remaining 79% stock interest of PCC in Holdings was transferred to Greate Bay Holdings, LLC ("GBLLC"), whose sole member as a result of the same reorganization was PPI. In February 1994, Holdings acquired Greate Bay Hotel and Casino, Inc. ("GBHC"), a New Jersey corporation, through a capital contribution by its then parent. GBHC's principal business activity is its ownership of the Sands Hotel and Casino located in Atlantic City, New Jersey (the "Sands"). GB Property Funding Corp. ("GB Property Funding"), a Delaware corporation and a wholly owned subsidiary of Holdings, was incorporated in September 1993 as a special purpose subsidiary of Holdings for the purpose of borrowing funds for the benefit of GBHC. Holdings has no operating activities and its only source of income is interest on cash equivalent investments. Holdings only significant assets are its investment in GBHC and its cash and cash equivalents of $31.8 million and $37.9 million as of December 31, 2002 and 2001, respectively.

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

          The Sands is located in Atlantic City, New Jersey on approximately 6.1 acres of land one-half block from the Boardwalk at Brighton Park between Indiana Avenue and Dr. Martin Luther King, Jr. Boulevard. The Sands facility currently consists of a casino and simulcasting facility with approximately 79,000 square feet of gaming space containing approximately 2,322 slot machines and approximately 40 table games; a hotel with 637 rooms (including 57 suites); six restaurants; one cocktail lounge; two private lounges for invited guests; an 800-seat cabaret theater; retail space; an adjacent nine-story office building with approximately 77,000 square feet of office space for its executive, financial and administrative personnel; the "People Mover", an elevated, enclosed, one-way moving sidewalk connecting the Sands to the Boardwalk using air rights granted by an easement from the City of Atlantic City and a garage and surface parking for approximately 1,750 vehicles.

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

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


       A significant amount of the Sands' revenues are derived from patrons living in northern New Jersey, southeastern Pennsylvania and metropolitan New York City. Competition in the Atlantic City gaming market is intense and management believes that this competition will continue or intensify in the future, especially with the expected opening of a new gaming property in Atlantic City in 2003.

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

       The discharge of debt and "fresh start reporting" have been reflected in the accompanying September 30, 2000 consolidated financial statements. The gain from discharge of debt has been regarded as an extraordinary item.

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

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(3)    Summary of Significant Accounting Policies

       The significant accounting policies followed in the preparation of the accompanying consolidated financial statements are discussed below. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the balance sheets, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Casino revenues, promotional allowances and departmental expenses -

        The Sands recognizes the net win from gaming activities (the difference between gaming wins and losses) as casino revenues. Casino revenues are net of accruals for anticipated payouts of progressive and certain other slot machine jackpots. Such anticipated jackpots and payouts are included in gaming liabilities on the accompanying consolidated balance sheets.

        In 2001, the Emerging Issues Task Force (the "EITF") reached a consensus on Issue No. 01-09: "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)" ("EITF 01-09"). For a sales incentive offered voluntarily by a vendor to its patrons, EITF 01-09 requires the vendor to recognize the cost of the sales incentive at the later of the date at which the related revenue is recorded by the vendor, or the date at which the sales incentive is offered. Application of EITF 01-09 is required in annual or interim financial statements for periods beginning after December 15, 2001. EITF 01-09 requires, among other things, that cash or other consideration provided to customers as part of a transaction is presumed to be a reduction in revenue unless the vendor is able to establish both that it received or will receive a separate identifiable benefit and the fair value of the benefit can be reasonably estimated. The Company offers cash inducements to encourage visitation and play at the casino and, as the Company was unable to meet the criteria as discussed in EITF 01-09, these costs have been classified as promotional allowances on the accompanying consolidated statements of operations.

        With the adoption of the new standards, the prior year periods presented have been reclassified to conform to the new presentation. This resulted in a $20.1 million, $5.1 million and $16.5 million increase in promotional allowances (and a corresponding reduction in casino expenses) for the year ended December 31, 2001, the three months ended December 31, 2000 and the nine months ended September 30, 2000, respectively. Application of the requirements of EITF 01-09 do not have an impact on previously reported operating income or net income and have no impact on the previously reported consolidated financial statements other than the reclassifications noted above.

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

                                                       Post-reorganization                               Pre-reorganization
                             ----------------------------------------------------------------------     --------------------
                                  Year Ended               Year Ended            October 1, 2000           January 1, 2000
                                  December 31,            December 31,               through                  through
                                     2002                     2001              December 31, 2000        September 30, 2000
                             --------------------     --------------------     --------------------     --------------------

Rooms                        $          8,194,000     $          8,139,000     $          1,630,000     $          4,299,000
Food and Beverage                      19,846,000               26,409,000                6,867,000               18,745,000
Other                                   2,223,000                4,614,000                  602,000                3,172,000
                             --------------------     --------------------     --------------------     --------------------
                             $         30,263,000     $         39,162,000     $          9,099,000     $         26,216,000
                             ====================     ====================     ====================     ====================


Cash and cash equivalents -

       Cash and cash equivalents are generally comprised of cash and investments with original maturities of three months or less, such as commercial paper, certificates of deposit and fixed repurchase agreements.

 Allowance for doubtful accounts -

        In its normal course of business the Sands incurs receivables arising from credit provided to casino customers, hotel customers and accrued interest receivable. The allowance for doubtful accounts adjusts these gross receivables to Management's estimate of their net realizable value. The provision for doubtful accounts charged to expense is determined by Management based on a periodic review of the receivable portfolio. This provision is based on estimates, and actual losses may vary from these estimates. The allowance for doubtful accounts is maintained at a level that Management considers adequate to provide for possible future losses. Provisions for doubtful accounts amounting to $1,586,000 and $4,991,000 for the years ended December 31, 2002 and 2001, respectively, $1,423,000 for the period October 1, 2000 through December 31, 2000 and $1,637,000 for the period January 1, 2000 through September 30, 2000 were recorded in Casino Expenses on the accompanying consolidated statements of operations.

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

        Property and equipment purchased after the Effective Date have been recorded at cost and are being depreciated utilizing the straight-line method over their estimated useful lives as follows:

       Buildings and improvements                            25-40 years
       Operating equipment                                     3-7 years

       Interest costs related to property and equipment acquisitions are capitalized during the acquisition period and are being amortized over the useful lives of the related assets (see Note 11).

 Deferred financing costs -

       The costs of issuing long-term debt, including all related underwriting, legal, directors and accounting fees, were capitalized and are being amortized over the term of the related debt issue. Deferred financing costs of $180,000 were incurred in connection with GB Property Funding's offering of $110,000,000 11% New Notes. During 2001, additional costs associated with a Consent Solicitation by GB Property Funding to modify the original indenture for the $110,000,000 New Notes were capitalized and are also being amortized over the remaining term of the New Notes. Total Consent Solicitation costs, including expenses, amounted to $2,083,000 in 2001 (see Note 4). For the years ended December 31, 2002 and 2001 and the three months ended December 31, 2000, amortization of deferred financing costs were $555,000, $174,000 and $10,000 respectively. There was no amortization of deferred financing costs for the nine months ended September 30, 2000.

 Long-lived assets -

        In 2002, the Company adopted FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS No. 144"), which excludes from the definition of long-lived assets goodwill and other intangibles that are not amortized in accordance with FAS No. 142. FAS No. 144 requires that long-lived assets to be disposed of by sale be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. FAS No. 144 also expands the reporting of discontinued operations to include components of an entity that have been or will be disposed of rather than limiting such discontinuance to a segment of a business. The adoption of FAS No. 144 did not have an impact on the Company's consolidated financial statements.

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       The Company periodically reviews long-lived assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairments are recognized when the expected future undiscounted cash flows derived from such assets are less than their carrying value. For such cases, losses are recognized for the difference between the fair value and the carrying amount. Assets to be disposed of by sale or abandonment, and where management has the current ability to remove such assets from operations, are recorded at the lower of carrying amount or fair value less cost of disposition. Depreciation for these assets is suspended during the disposal period, which is generally less than one year. Assumptions and estimates used in the determination of impairment losses, such as future cash flows and disposition costs, may affect the carrying value of long-lived assets and possible impairment expense in the Company's consolidated financial statements.

        As of September 30, 2000, assets were valued in accordance with SOP 90-7 (see Note 2). As a result of this and subsequent reviews and adjustment, Management does not believe that any material impairment currently exists related to its long-lived assets.

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

 Income taxes -

       Prior to 1997, Holdings was included in the consolidated federal income tax return of Hollywood Casino Corporation ("HCC"). Holdings' operations were included in GBCC's consolidated federal income tax returns for the years ended December 31, 1998 and 1997, but GBCC agreed to allow Holdings to become deconsolidated from the GBCC group effective after December 31, 1998. In accordance therewith, HCC transferred 21% of the stock ownership in Holdings to PBV, effecting the deconsolidation of Holdings from the GBCC group for federal income tax purposes (the "Deconsolidation"). Accordingly, beginning in 1999, Holdings' provision for federal income taxes is calculated and paid on a consolidated basis with GB Property Funding and GBHC (see Note 5).

       Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rates is recognized in income in the period of the enactment date.

Income (Loss) Per Share

       Financial Accounting Standards No. 128, "Earnings Per Share" (FAS 128), requires, among other things, the disclosure of basic and diluted earnings per share for public companies. Since the capital structure of Holdings is simple, in that no potentially dilutive securities were outstanding during the periods presented, basic income (loss) per share is equal to diluted income (loss) per share. Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding.

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        Additionally, FAS 128 requires among other things, the income (loss) per share effect of extraordinary items and is computed by dividing the extraordinary item by the weighted average number of common shares outstanding.

        On a pro forma basis, for the period presented prior to the Effective Date, the income per share would have been as follows:

                                                                                                Pre-reorganization
                                                                                               --------------------
                                                                                                  January 1, 2000
                                                                                                      through
                                                                                                September 30, 2000
                                                                                               --------------------
 Basic/diluted income per common share:
      Before extraordinary item                                                                $               1.07
      Extraordinary item                                                                                       1.48
 Net income per share                                                                          $               2.55
                                                                                               ====================
 Weighted average common shares
      outstanding                                                                                        10,000,000
                                                                                               ====================

New Accounting Pronouncements -

         On January 1, 2003, the Company adopted FAS No. 143, "Asset Retirement Obligations" ("SFAS No. 143"), which provides the accounting requirements for retirement obligations associated with tangible long-lived assets. This statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The adoption of FAS No. 143 is not expected to have a material impact on the Company's consolidated financial statements.

         In June 2002, the FASB issued FAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("FAS No. 146"). FAS No. 146 nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("EITF 94-3") and requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value in the period in which the liability is incurred. Under EITF 94-3, a liability for an exit cost was required to be recognized at the date of an entity's commitment to an exit plan. The adoption of SFAS No. 146 is expected to result in delayed recognition for certain types of costs as compared to the provisions of EITF 94-3. FAS No. 146 is effective for new exit or disposal activities that are initiated after December 31, 2002, and does not affect amounts currently reported in the Company's consolidated financial statements. FAS No. 146 will affect the types and timing of costs included in future restructuring programs, if any.

         On January 1, 2003, the Company will adopt FAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("FAS No. 148"), which provides alternative methods of transition for companies that choose to switch to the fair value method of accounting for stock options. SFAS No. 148 also makes changes in the disclosure requirements for stock-based compensation, regardless of which method of accounting is chosen. The adoption of SFAS No. 148 is not expected to have any impact on the Company's consolidated financial statements.

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("Interpretation No. 45"). Interpretation No. 45 requires the disclosure of certain guarantees existing at December 31, 2002. The Company had no guarantees meeting the requirements of Interpretation No. 45 at December 31, 2002. In addition, Interpretation No. 45 requires the recognition of a liability for the fair value of the obligation of qualifying guarantee activities that are initiated or modified after December 31, 2002. Accordingly, the Company will apply the recognition provisions of Interpretation No. 45 prospectively to applicable guarantee activities initiated after December 31, 2002.

 Reclassifications -

       Certain reclassifications have been made to prior years' consolidated financial statements to conform to the current year consolidated financial statement presentations.

(4)    Long-Term Debt

       Long-term debt is comprised of the following:

                                            December 31,      December 31,
                                               2002               2001
                                           -------------      -------------

11% notes, due September 29, 2005 (a)      $ 110,000,000      $ 110,000,000
Other                                               --              371,000
                                           -------------      -------------

Total indebtedness                           110,000,000        110,371,000
Less - current maturities                           --              (19,000)
                                           -------------      -------------

Total long-term debt                       $ 110,000,000      $ 110,352,000
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

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


       In a Consent Solicitation Statement and Consent Form dated September 14, 2001, GB Property Funding sought the consent of holders of the New Notes to make certain changes to the original indenture (the "Modifications"). The Modifications included, but were not limited to, a deletion of, or changes to, certain provisions the result of which would be (i) to permit Holdings and its subsidiaries to incur any additional indebtedness without restriction, to issue preferred stock without restriction, to make distributions in respect of preferred stock and to prepay indebtedness without restriction, to incur liens without restriction and to enter into sale-leaseback transactions without restriction, (ii) to add additional exclusions to the definition of "asset sales" to exclude from the restrictions on "asset sales" sale-leaseback transactions, conveyances or contributions to any entity in which Holdings or its subsidiaries has or obtains equity or debt interests, and transactions (including the granting of liens) made in accordance with another provision of the Modifications relating to collateral release and subordination or any documents entered into in connection with an "approved project" (a new definition included as part of the Modifications which includes, if approved by the Board of Directors of Holdings, incurrence of indebtedness or the transfer of assets to any person if Holdings or any of its subsidiaries has or obtain debt or equity interests in the transferee or any similar, related or associated event, transaction or activity) in which a release or subordination of collateral has occurred including, without limitation, any sale or other disposition resulting from any default or foreclosure, (iii) to exclude from the operation of covenants related to certain losses to collateral, any assets and any proceeds thereof, which have been subject to the release or subordination provisions of the Modifications, (iv) to permit the sale or other conveyances of Casino Reinvestment Development Authority investments in accordance with the terms of a permitted security interest whether or not such sale was made at fair value, (v) to exclude from the operation of covenants related to the deposit into a collateral account of certain proceeds of "asset sales" or losses to collateral any assets and any proceeds thereof, which have been subject to the release or subordination provisions of the Modifications, (vi) to add new provisions authorizing the release or subordination of the collateral securing the New Notes in connection with, in anticipation of, as a result of, or in relation to, an "approved project", and (vii) various provisions conforming the text of the original indenture to the intent of the preceding summary of the Modifications.

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

         As of December 31, 2002 the only scheduled payment of long-term debt is the $110 million for New Notes, due September 29, 2005.

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


        Interest paid amounted to $12,128,000 and $12,156,000 for the years ended December 31, 2002 and 2001, respectively. Interest paid amounted to $18,000 for the three months ended December 31, 2000 and $57,000 for the nine months ended September 30, 2000. At December 31, 2002 and 2001, accrued interest on the New Notes was $3,092,000 and $3,092,000, respectively.

(5)      Income Taxes

        The components of the (provision) benefit for income taxes are as follows:


                                                       Post-reorganization                          Pre-reorganization
                                              ----------------------------------------------------  -------------------
                                               Year Ended        Year Ended      October 1, 2000    January 1, 2000
                                               December 31,      December 31,        through            through
                                                 2002               2001         December 31, 2000  September 30, 2000
                                               ---------          ---------      -----------------  -----------------
Federal income tax (provision) benefit         $                  $                  $                   $
Current                                             --             (292,000)            --                    --
Deferred                                            --              292,000             --                    --

State income tax (provision) benefit
Current                                         (784,000)           (55,000)            --                    --
Deferred                                            --                 --               --                    --
                                               ---------          ---------          -------             ---------
                                               $(784,000)         $ (55,000)         $  --                  $ --
                                               =========          =========          =======             =========


                       GB HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes, and the amounts used for income tax purposes. The major components of deferred tax liabilities and assets as of December 31, 2002 were as follows:

                                                                      2002
                                                                 ------------

Deferred tax assets:
        Bad debt reserve                                          $  5,137,000
        Deferred financing costs                                     1,053,000
        Group insurance                                                936,000
        Accrued vacation                                               732,000
        Action cash awards accrual                                     499,000
        Jackpot accrual                                                337,000
        Medical reserve                                                109,000
        Other                                                          101,000
        CRDA                                                         5,512,000
        Federal and state net operating loss carryforward            8,163,000
        Grantors trust income                                        3,570,000
        Credit carryforwards                                         2,421,000
        Other                                                          229,000
                                                                  ------------
              Total deferred tax assets                             28,799,000

Deferred tax liabilities:
     Noncurrent:
        Depreciation of plant and equipment                        (18,466,000)
        Chips and tokens                                               (76,000)
                                                                  ------------
              Total deferred tax liabilities                       (18,542,000)
                                                                  ------------

              Less valuation allowance                             (10,257,000)
                                                                  ------------

              Net deferred tax assets (liabilities)               $       --
                                                                  ============


Federal net operating loss carryforwards were generated in 2002 and will expire in the year 2022. The enactment of the Business Tax Reform Act ("BTR") on July 2, 2002 deferred New Jersey net operating losses ("State NOL's") set to expire in 2003, for a two year period. The general business credit carryforwards expire in 2003 through 2022.

       Financial Accounting Standards No. 109 ("FAS 109") requires that the tax benefit of NOL's and deferred tax assets resulting from temporary differences be recorded as an asset and, to the extent that management can not assess that the utilization of all or a portion of such NOL's and deferred tax assets is more likely than not, requires the recording of a valuation allowance. Due to various uncertainties, management is unable to determine that realization of the Company's deferred tax asset is more likely than not and, thus, has provided a valuation allowance for the entire amount at December 31, 2002 and 2001.

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


       The provision for income taxes differs from the amount computed at the federal statutory rate as a result of the following:

                                                    Year Ended
                                                 December 31, 2002
                                                 ------------------
Federal statutory rate                                   35.0%
State taxes net of federal benefit                        1.6%
Permanent differences                                    (0.9)%
Tax credits                                              13.2%
Deferred tax valuation allowance                        (57.8)%
Other                                                    (3.1)%
                                                    -----------
                                                        (12.0)%
                                                    ===========

       The Internal Revenue Service has completed the examination of the consolidated federal income tax returns of HCC for the years 1995 and 1996 and the consolidated federal income tax returns for GBCC for the years 1997 and 1998 in which the Company was included (the "Audit"). The Company has fulfilled all obligations pertaining to its share of adjustments stemming from the audit and accounted for all impacts on its Federal NOL's and credit carryforwards.

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

       As a result of the Confirmation Order and the occurrence of the Effective Date and under the terms of the Plan, the Company's outstanding debt was discharged (see Note 2). Pursuant to the Internal Revenue Code, debt that is cancelled or discharged under the Bankruptcy Code does not generate taxable income in the current period to the debtor. Instead, certain tax attributes otherwise available to the debtor are reduced. This attribute reduction is effective for tax purposes beginning January 1, 2001. Approximately $14.9 million of the Company's tax attributes relating to the tax bases of noncurrent assets were reduced as of January 1, 2001. Holdings also had a change of ownership as defined under Internal Revenue Code Section 382 upon the effective date of the plan. Management currently estimates there will be no significant limitations on the ability of the Company to use its tax credit carryforwards on a post confirmation basis as a result of this change of ownership.

        The State income tax provision of $784,000 for the year ended December 31, 2002 includes $774,000 of alternative minimum assessment for GBHC and $10,000 of corporate business tax for GBH.

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6)    Transactions with related parties

       GBHC's rights to the trade name "Sands" (the "Trade Name") were derived from a license agreement between GBCC and an unaffiliated third party. Amounts payable by the Sands for these rights were equal to the amounts paid to the unaffiliated third party. As a result of the Confirmation Order and the occurrence of the Effective Date and under the terms of the Plan, GBHC was assigned by High River the rights under a certain agreement with the owner of the Trade Name to use the Trade Name as of the Effective Date. High River received no payments for its assignment of these rights. Payment is made directly to the owner of the Trade Name. The calculation of the license fee is the same as under the previous agreement. For the years ended December 31, 2002 and 2001, the license fee amounted to $272,000 and $268,000, respectively. Such charges amounted to $66,000 for the three months ended December 31, 2000 and $215,000 during the nine months ended September 30, 2000.

       During the year ended December 31, 2002, GBHC borrowed $6.5 million from Holdings. This borrowing is eliminated in the consolidation of, and has no impact on, the accompanying consolidated financial statements.

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

       As of December 31, 2002 and 2001, the Sands had purchased bonds totaling $6,946,000 and $6,980,000, respectively. In addition, the Sands had remaining funds on deposit and held in escrow by the CRDA at December 31, 2002 and 2001, of $13,151,000 and $11,612,000, respectively. The bonds purchased and the amounts on deposit and held in escrow are collectively referred to as "obligatory investments" on the accompanying consolidated financial statements.

       Obligatory investments at December 31, 2002 and 2001, are net of accumulated valuation allowances of $10,028,000 and $9,290,000, respectively, based upon the estimated realizable values of the investments. Provisions for valuation allowances for the years ended December 31, 2002 and 2001 amounted to $1,521,000 and $1,341,000, respectively. Provisions for valuation allowances for the three months ended December 31, 2000 and the nine months ended September 30, 2000 amounted to $243,000 and $1,044,000, respectively.

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


       The Sands has, from time to time, contributed certain amounts held in escrow by the CRDA to fund CRDA sponsored projects. During 2002, the Sands contributed $925,000 of its escrowed funds to CRDA sponsored projects and received $116,000 in a cash refund. In 2001, the Sands contributed $322,000 of its escrowed funds to CRDA sponsored projects and received $80,000 in a cash refund and $84,000 in waivers of certain future Deposit obligations. During the three months ended December 31, 2000, the Sands contributed $3,310,000 of its escrowed funds to a CRDA sponsored project and received a cash refund of $828,000 in consideration for the contribution. Prior to this, the CRDA had granted the Sands waivers of certain of its future Deposit obligations in consideration of similar contributions. The Sands had made such contributions of Deposits during the nine months ended September 30, 2000, totaling $142,000, resulting in waivers granted by the CRDA totaling $72,000. Other assets aggregating $811,000 and $1,010,000, respectively, have been recognized on the accompanying consolidated balance sheets at December 31, 2002 and 2001, and are being amortized over a period of ten years commencing with the completion of the projects. Amortization of other assets totaled $199,000, $202,000, $51,000 and $151,000 for the years ended December 31, 2002 and 2001, the three months ended December 31, 2000 and the nine months ended September 30, 2000, respectively.

(8)    Legal Proceedings

        The Company filed tax appeals with the New Jersey Tax Court (the "NJ Tax Court") challenging the amount of its real property assessment for calendar years 1996 through 2001, inclusive, and filed an appeal for calendar year 2002 with the Atlantic County Tax Board ("AC Tax Board"). The City of Atlantic City also appealed the amount of assessments for the years 1996 through 2001, inclusive, and filed a cross-petition with the Atlantic County Tax Board for calendar year 2002. The AC Tax Board declined to hear the appeal and therefore the appeal and cross-petition for calendar year 2002 is now pending before the NJ Tax Court. The Sands has also filed a tax appeal for calendar year 2003 with the New Jersey Tax Court and it is expected that the City of Atlantic City will file a counterclaim.

        The Company discovered certain failures relating to currency transaction reporting and self-reported the situation to the applicable regulatory agencies. The Company conducted an internal examination of the matter and the New Jersey Division of Gaming Enforcement conducted a separate review. The Company has revised internal control processes and taken other measures to address the situation. The Company may be subjected to regulatory sanctions, which may include cash penalties. However, the potential cash penalties cannot be estimated at this time.

        The Company is a party in various legal proceedings with respect to the conduct of casino and hotel operations and has received employment related claims. Although a possible range of losses cannot be estimated, in the opinion of management, based upon the advice of counsel, the Company does not expect settlement or resolution of these proceedings or claims to have a material adverse impact upon the consolidated financial position or results of operations of the Company, but the outcome of litigation and the resolution of claims is subject to uncertainties and no assurances can be given. The accompanying consolidated financial statements do not include any adjustments that might result from these uncertainties.

        On February 26, 2003, the Sands received a letter from counsel for Mr. Frederick H. Kraus, Executive Vice President, General Counsel and Secretary, indicating that he had been retained to represent Mr. Kraus "in regards to a constructive discharge, breach of contract, severance pay" and other claims. This matter has been referred to legal counsel for evaluation. Management does not believe this matter will have a material impact, if any, on the financial position or results of operations of the Company.

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(9)      Acquisition of Claridge Administration Building

       In April 2000, GBHC entered into an agreement with the entities controlling the Claridge Hotel and Casino (the "Claridge") to acquire the Claridge Administration Building. The purchase price was $3.5 million, consisting of $1.5 million in cash at closing and $2.0 million consideration tendered through the elimination for 40 months of a $50,000 monthly license fee paid by the Claridge to GBHC, under an agreement between the Claridge and GBHC governing the development and operation of the "People Mover" leading from the boardwalk to the Sands and the Claridge. The present value of the $2.0 million consideration has been recorded in other accrued and other noncurrent liabilities sections of the balance sheet. GBHC reduces and adjusts the respective liabilities as it records the People Mover license fee in other income and interest expense at an imputed rate of 10%. At December 31, 2002, $339,000 remained in other accrued liabilities related to the Claridge Administration Building acquisition.

(10)     Employee Retirement Savings Plan

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

       The Sands Retirement Plan provides for a matching contribution by GBHC based upon certain criteria, including levels of participation by GBHC's employees. GBHC incurred matching contributions totaling $575,000, $700,000, $192,000 and $561,000, for the years ended December 31, 2002 and 2001, the three months ended December 31, 2000 and the nine months ended September 30, 2000, respectively.

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(11)   Supplemental Cash Flow Information

       Interest Paid, Interest Capitalized and Income Taxes paid during the periods presented are set forth below:

                                          Post-reorganization                      Pre-reorganization
                             --------------------------------------------------    ------------------
                             Year Ended          Year Ended    October 1, 2000       January 1, 2000
                             December 31,        December 31,      through              through
                               2002                 2001       December 31, 2000    September 30, 2000
                             -----------         -----------       ---------        ------------------
Interest paid                $12,128,000         $12,156,000      $  18,000            $    57,000
                             ===========         ===========      =========            ===========

Interest Capitalized         $   766,000         $ 1,207,000      $    --              $      --
                             ===========         ===========      =========            ===========

Income Taxes paid            $ 1,764,000         $   205,000      $    --              $   932,000
                             ===========         ===========      =========            ===========


(12)   Disclosures about Fair Value of Financial Instruments

       Disclosure of the estimated fair value of financial instruments is required under FAS No 107, "Disclosure About Fair Value of Financial Instruments." The fair value estimates are made at discrete points in time based on relevant market information and information about the financial instruments. These estimates may be subjective in nature and involve uncertainties and significant judgment and therefore cannot be determined with precision.

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

       New Notes are valued at the market closing price on December 31, 2002 and 2001, respectively.

       The estimated carrying amounts and fair values of Holdings' financial instruments at December 31, 2002 and 2001 are as follows:


                                        December 31, 2002            December 31, 2001
                                    ---------------------------   ---------------------------
                                     Carrying                      Carrying
                                      Amount        Fair Value      Amount         Fair Value
                                    ------------   ------------   ------------   ------------
Financial Assets:
      Cash and cash equivalents     $ 50,645,000   $ 50,645,000   $ 57,369,000   $ 57,369,000
      Obligatory investments, net     10,069,000     10,069,000      9,302,000      9,302,000

Financial Liabilities:
      Interest payable                 3,092,000      3,092,000      3,092,000      3,092,000
      New Notes                      110,000,000     88,000,000    110,000,000     90,750,000
      Other Notes Payable                   --             --          371,000        371,000


Operating Leases

        The Company leases certain equipment and property. Total lease expense was $2.5 million for the year ended December 31, 2002. The following table sets forth the future minimum rental commitments for operating leases:

                  2003                            $ 2,136,000
                  2004                              1,986,000
                  2005                              1,966,000
                  2006                              1,998,000
                  2007                              1,998,000
                  Thereafter                      $10,430,000
                                                  -----------
                  Total                           $20,514,000
                                                  ===========

(14) Selected Quarterly Financial Data (Unaudited)

                                                                                        QUARTER
                                                           -----------------------------------------------------------------
                                                               FIRST           SECOND           THIRD             FOURTH
                                                           --------------   --------------   --------------   --------------
Year Ended December 31, 2002
      Net revenues                                         $  53,244,000     $ 49,582,000    $  49,797,000    $  40,850,000
                                                           ==============   ==============   ==============   ==============

      Income (loss) from operations                        $   5,958,000     $    867,000    $   1,938,000    $  (4,727,000)
                                                           ==============   ==============   ==============   ==============

      Net income/(loss)                                    $   2,258,000     $ (1,218,000)   $    (906,000)   $  (7,455,000)
                                                           ==============   ==============   ==============   ==============

      Net income (loss) per share                          $        0.23     $      (0.12)   $       (0.09)   $       (0.75)
                                                           ==============   ==============   ==============   ==============

Year Ended December 31, 2001
      Net revenue (A)                                      $  48,601,000     $ 56,888,000    $  60,985,000    $  49,275,000
                                                           ==============   ==============   ==============   ==============

      Income (loss) from operations                        $  (2,509,000)    $  3,913,000    $   7,187,000    $  (1,762,000)
                                                           ==============   ==============   ==============   ==============

      Net income/(loss)                                    $  (3,056,000)    $    837,000    $   3,086,000    $  (2,701,000)
                                                           ==============   ==============   ==============   ==============

      Net income (loss) per share                          $       (0.31)    $       0.08    $        0.31    $       (0.27)
                                                           ==============   ==============   ==============   ==============

(A) Restated for EITF 01-09 to conform to 2002 presentation.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       On March 27, 2002, the Commission entered an order prohibiting the Company, as well as all other New Jersey casino licensees, from conducting business with Arthur Andersen LLP after May 15, 2002.

       The Company's Board of Directors' dismissed Arthur Andersen LLP as independent auditors and appointed KPMG LLP (KPMG) to serve as the Company's independent auditors for the fiscal year ended December 31, 2002. The change in auditors was effective May 16, 2002. The decision to appoint KPMG was made after an extensive evaluation process by the Board of Directors, its Audit Committee and management of the Company.

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

       Directors and Officers

       Certain information is set forth below concerning the directors and executive officers of each of GB Property Funding, Holdings and GBHC.

            Name              Age          Position
---------------------------   ---    --------------------------

Carl C. Icahn (1)             67     Chairman of the Board

Martin Hirsch (2)             48     Director

John P. Saldarelli (3)        61     Director

Michael L. Ashner (4)         50     Director

Harold First (5)              66     Director

Auguste E. Rimpel, Jr. (6)    63     Director

Richard P. Brown (7)          __     Chief Executive Officer

Timothy A. Ebling (8)         44     Executive Vice President, Chief Financial
                                     Officer and Principal Accounting Officer

Thomas Davis (9)              53     President

Frederick H. Kraus (10)       53     Executive Vice President, General Counsel

Herbert Wolfe (11)            61     President and Chief Executive Officer

--------------------
(1) Carl C. Icahn has served as Chairman of the Board and a Director of Starfire Holding Corporation (formerly Icahn Holding Corporation), a privately-held holding company, and Chairman of the Board and a Director of various subsidiaries of Starfire, including ACF Industries, Incorporated, a privately-held railcar leasing and manufacturing company, since 1984. He has also been Chairman of the Board and President of Icahn & Co., Inc., a registered broker-dealer and a member of the National Association of Securities Dealers, since 1968. Since November 1990, Mr. Icahn has been Chairman of the Board of American Property Investors, Inc., the general partner of American Real Estate Partners, L.P., a public limited partnership that invests in real estate. Mr. Icahn has been a Director of Cadus Pharmaceutical Corporation, a firm which holds various biotechnology patents, since 1993. Since August 1998 he has also served as Chairman of the Board of Lowestfare.com, LLC, an internet travel reservations company. From October 1998, Mr. Icahn has been the President and a Director of Stratosphere Corporation which operates the Stratosphere Hotel and Casino. Mr. Icahn received his B.A. from Princeton University. Since September 29, 2000, Mr. Icahn has served as the Chairman of the Board of Holdings, GB Property Funding and GBHC.

(2) Martin Hirsch has served as a Vice President of American Property Investors, Inc. since March 18, 1991, where he is involved in investing, managing and disposing of real estate properties and securities. Mr. Hirsch was elected as Executive Vice President and Director of Acquisitions of American Property Investors, Inc. in 2000. From January 1986 to January 1991, he was at Integrated Resources, Inc. as a Vice President where he was involved in the acquisition of commercial real estate properties and asset management. From 1985-1986, he was a Vice President of Hall Financial Group where he acquired and financed commercial and residential properties. Mr. Hirsch currently serves on the Board of Directors of Stratosphere Corp. He received his MBA from The Emory University Graduate School of Business. Mr. Hirsch has served as a Director of Holdings and GB Property Funding since September 29, 2000 and as a Director of GBHC since February 28, 2001.

(3) John P. Saldarelli has served as Vice President, Secretary and Treasurer of American Property Investors, Inc. (general partner of American Real Estate Partners) since March 18, 1991. Mr. Saldarelli was also President of Bayswater Realty Brokerage Corp. from June 1987 until November 19, 1993, and Vice President of Bayswater Realty & Capital Corp. from September 1979 until April 15, 1993. In October 1998, Mr. Saldarelli was appointed to the Board of Directors of Stratosphere and in June 2000, Mr. Saldarelli was given the additional title of Chief Financial Officer. Mr. Saldarelli has served as a Director of Holdings, GB Property Funding and GBHC since February 28, 2001.

(4) Michael L. Ashner has served as Chairman, President and CEO of Winthrop Associates, a real estate consulting firm, since 1995. Mr. Ashner has also served as General Partner of Cecil Associates, a limited liability company which owns twenty Comfort Inns, since 1996. Mr. Ashner has been CEO of Newkirk Associates, a limited liability company which owns and manages more than 40 million square feet of office and retail space, since 1997. Mr. Ashner has also been Managing Director of AP-USX, LLC, a limited liability company which owns a 28 million square foot office tower, since 1998. Since 1999, Mr. Ashner has served as President and CEO of Presidio Capital Corporation, an investment banking firm. Mr. Ashner has been President and CEO since 2000 of GFB-AP Fort, LLC, a limited liability company involved in independent and assisted living communities. Mr. Ashner has been President and Sole Shareholder since 1981 of Exeter Capital Corporation, which provides real estate consulting to real estate investors. Mr. Ashner currently serves as a director of, NBTY, Inc. and Burnham Pacific Properties, which are publicly traded. Mr. Ashner has served as a Director of Holdings and GB Property Funding since September 29, 2000, as a member of the Audit Committee of Holdings since October 3, 2000, and as a member of the Board of Directors of GBHC since June 6, 2001.

(5) Harold First has been a financial consultant since 1993. From December 1990 through January 1993, Mr. First served as Chief Financial Officer of Icahn Holding Corp., a privately held holding company. He has served as a director of Taj Mahal Holding Corporation, a public casino and gaming corporation, Trump Taj Mahal Realty Corporation, a privately held real estate company, Memorex Telex N.V., a public technology company, Trans World Airlines, Inc., a public airline company, ACF Industries, Inc., a privately held railcar leasing and manufacturing company, Cadus Pharmaceutical Corporation, a biotech research company, Talk.com, a public long distance telephone service company, Marvel Entertainment Group, Inc., a public entertainment company, Toy Biz, Inc., a public toy company and vice chairman of the board of directors of American Property Investors, Inc., the general partner of American Real Estate Partners, L.P., a public limited partnership that invests in real estate. Mr. First currently serves on the boards of directors of Panaco Inc., an oil and gas drilling company, and Philip Services Corporation, a leading integrated provider of industrial and metals services. He is a Certified Public Accountant and holds a B.S. from Brooklyn College. He has served as a member of the Audit Committee and Board of Directors of Holdings since April 25, 2001, and as a Director of GB Property Funding and GBHC since June 6, 2001.

(6) Auguste E. Rimpel, Jr. has been a retired partner of PricewaterhouseCoopers LLP (PwC) since 2000. He was with PwC and its predecessor firm, Price Waterhouse, since 1983, most recently as Managing Partner of International Consulting Services for the Washington Consulting Practice of the firm. Prior to his tenure at PwC, he served as a Partner with Booz Allen & Hamilton, Inc. and as a Vice President of Arthur D. Little International, Inc. Dr. Rimpel currently serves as Chairman of the Board of Trustees of the University of the Virgin Islands. Dr. Rimpel received a PhD in chemical engineering from Carnegie Institute of Technology and was an International Fellow at Columbia University Graduate School of Business. He has served as a member of the Audit Committee and Board of Directors of Holdings since April 25, 2001, and as a Director of GB Property Funding and GBHC since June 6, 2001.

(7) Richard P. Brown, serves as President and Chief Executive Officer for Carl C. Icahn's Nevada gaming properties, the Stratosphere Casino Hotel and Tower, Arizona Charlie's Decatur and Arizona Charlie's Boulder. All three properties are located in Las Vegas. In addition, Brown serves as Chief Executive Officer of Icahn's Greate Bay Hotel and Casino, Inc., GB Holdings and GB Property Funding Corporation. Brown reports directly to Icahn and oversees strategic planning, operating, financial and capital investment direction for the Icahn gaming properties. His role also encompasses development of new business opportunities and company policies. Brown joined the Icahn gaming properties in March 2000 as Executive Vice President of Marketing for the Stratosphere and both Arizona Charlie's properties while also serving as one of three key executives responsible for overall operations of the Stratosphere. In January 2001 he was promoted to Chief Operating Officer, responsible for the operations of all three properties. Brown was promoted to the position of President and Chief Executive Officer of the Icahn gaming properties in Nevada in June 2002. In addition, he was promoted to the role of Chief Executive Officer of Greate Bay Hotel and Casino, Inc., GB Holdings and GB Property Funding Corporation in September 2002. Prior to joining the Stratosphere, Brown held executive positions with Harrah's Entertainment (1994-2000) and the Hilton Corporation (1992-1994). In addition, he has held vice president positions with the New York Racing Association, the Travelers Companies of Hartford, Connecticut and the J. Walter Thompson Company in New York, New York. Brown earned a bachelor's degree in business economics from Southern Connecticut State College.

(8) Timothy A. Ebling is presently and formerly Executive Vice President, Chief Financial Officer and Principal Accounting Officer of GBHC, and appointed Interim Chief Operating Officer beginning January 2002 and ending March 18, 2002 and as President from October 1, until January 10, 2003.

(9) Thomas Davis, has served as President of GBHC since February 2003. Previously, Mr. Davis served as Vice President of Business Development at Stratosphere Corporation from November 2002 until February 2003, General Manager of Little River Casino Resort, General Manager at Chinook Winds Resort-Casino and General Manager of Pioneer Gambling Hall & Hotel.

(10) Frederick H. Kraus has served as Executive Vice President, General Counsel and Secretary of each of the companies since 1998. Mr. Kraus also served as a Director of each of the companies from January 1998 to October 3, 2000 for Holdings and February 28, 2001 for GBHC and GB Property Funding. Prior to 1998, Mr. Kraus served as Vice President, Corporate Counsel and Secretary since 1994. Mr. Kraus left the employ of the Company as of March 26, 2003.

(11) Herbert R. Wolfe has served as President and Chief Executive Officer of Holdings, GB Property Funding and GBHC from March 18, 2002 until he resigned September 30, 2002. Prior to that, Mr. Wolfe served as President of Showboat Casino-Hotel in Atlantic City (Showboat) from July 1994 until October 2000. During 2001, Mr. Wolfe completed his B.A. degree in Liberal Studies at Rider University. Mr. Wolfe also served as Senior Vice President of Marketing of Showboat from January 1989 until July 1994.

       Section 16(A) Beneficial Ownership Reporting Compliance
..
       Section 16(a) of the Securities Exchange Act of 1934 requires Holdings' officers and directors, and persons who own more than ten percent of a registered class of Holdings' equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC") and the American Stock Exchange. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish Holdings with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished by the Company, or written representations that no Forms 5 were required, Holdings believes that during the fiscal year ended December 31, 2002, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were satisfied.

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

ITEM 11.    EXECUTIVE COMPENSATION


         Summary of Cash and Certain Other Compensation

       Neither Holdings nor GB Property Funding pays any compensation to any employee, executive officer or director. GBHC pays the compensation of the independent directors (see "Compensation of Directors" below). The following table provides certain summary information concerning compensation paid or accrued by GBHC, to or on behalf of (i) GBHC's Chief Executive Officer; (ii) each of the other executive officers of GBHC determined as of the end of the last fiscal year; and (iii) additional individuals who would have qualified as among the executive officers of GBHC but for the fact that the individual was not serving as an executive officer at the end of the last year (hereafter referred to as the named executive officers), for the years ended December 31, 2002, 2001 and 2000.

                                                                Annual Compensation
                                             --------------------------------------------------------------            --------
                                                                                                 Other Annual        All Other
Name and Principal Position                    Year            Salary            Bonus           Compensation      Compensation (1)
---------------------------                  --------         --------         --------            --------            --------
Herbert R. Wolfe                                 2002         $184,167         $   --              $   --              $   --
      Chief Executive Officer,                   2001             --               --                  --                  --
      and President                              2000             --               --                  --                  --

Timothy A. Ebling                                2002          250,000             --                 8,400               4,500
      Executive Vice President,                  2001          250,000             --                 8,400               4,250
      Chief Financial Officer                    2000          207,610          149,349(4)            8,400               4,000
      Principal Accounting Officer

Frederick H. Kraus                               2002          235,815             --                10,800               4,500
      Executive Vice President,                  2001          235,815             --                10,800               4,250
      General Counsel, Secretary                 2000          235,815          176,861(4)           10,800               4,000

Signe C. Huff (2)                                2002          140,900             --               200,816(5)            2,352
      Senior Vice President Hotel                2001          188,166             --                 8,400               4,250
      Operations and Human Resources             2000          186,522           41,147(4)            8,400               4,000

Thomas Biglan (3)                                2002           83,468             --               171,504(5)            1,054
      Vice President Food and                    2001          168,703             --                 8,400               4,218
      Beverage                                   2000          166,243           41,147(4)            8,400               4,000


(1) Includes matching contributions by GBHC to The Sands Retirement Savings Plan on behalf of the named executive officer.

(2) Signe C. Huff served as Senior Vice President Hotel Operations and Human Resources from January 2002 until her resignation in August 9, 2002. During 2001, Ms. Huff served as Senior Vice President Marketing Operations and Human Resources. Ms. Huff served as Senior Vice President of Hotel Operations from 1995 to 2000. From 1989 to 1995, Ms. Huff served as Vice President of Hotel Operations. Prior to 1989, Ms. Huff held various senior hotel operating positions with GBHC.

(3) Thomas Biglan served as Vice President Food and Beverage from April 1996 until his resignation April 24, 2002.

(4) Represents payment of a Bankruptcy Court approved bonus for certain management employees as an incentive for them to stay through the bankruptcy proceedings (Stay Bonus).

(5)      Includes severance compensation.


       Option Grants in Last Fiscal Year

       The Company does not have a stock option plan.

       Employment Contracts

         Timothy A. Ebling, presently and formerly Executive Vice President, Chief Financial Officer and Principal Accounting Officer of GBHC, and appointed Interim Chief Operating Officer beginning January 2002 and ending March 18, 2002 and as President from October 2002 until January 10, 2003, is under an employment agreement, amended as of March 11, 1998, in his present capacity continuing through November 30, 2003. The terms of the agreement provide for an annual base salary of $190,000, subject to annual increases on each anniversary date of the agreement equal to no less than the change in the Consumer Price Index, as defined, and no more than five percent. In October 2000, Mr. Ebling's base salary was increased to $250,000.

         Frederick H. Kraus, Executive Vice President, General Counsel and Secretary of GBHC, was under an employment agreement, amended as of March 11, 1998, in such capacities continuing through December 31, 2003. Mr. Kraus left the employ of the Company as of March 26, 2003.

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

            On February 26, 2003, the Sands received a letter from counsel for Mr. Frederick H. Kraus, indicating that he had been retained to represent Mr. Kraus "in regards to a constructive discharge, breach of contract, severance pay" and other claims. This matter has been referred to legal counsel for evaluation.

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

       The Sands Retirement Plan provides for a matching contribution by GBHC based upon certain criteria, including levels of participation by GBHC's employees. GBHC incurred matching contributions totaling $575,000, $700,000, $192,000 and $561,000, for the years ended December 31, 2002 and 2001, the three months ended December 31, 2000, the nine months ended September 30, 2000, respectively.

       Compensation of Directors

       Prior to the Effective Date, independent directors of Holdings, GB Property Funding and GBHC received an annual fee of $10,000 for service on the Boards of Directors and a fee of $500 for each meeting attended. Independent directors of the Board of Directors of Holdings are entitled to receive an annual fee of $22,500. The Board of Directors of Holdings held 11 meetings either in person or by unanimous consent during the year ended December 31, 2002. All directors attended at least 75% of all meetings of the Board of Directors and committees thereof for which they were eligible to serve.

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

       On March 27, 2002, the Commission entered an order prohibiting the Company, as well as all other New Jersey casino licensees, from conducting business with Arthur Andersen LLP after May 15, 2002. The Companies' Board of Directors dismissed Arthur Andersen LLP as independent auditors and appointed KPMG LLP (KPMG) to serve as the Company's independent auditors for the fiscal year ended December 31, 2002. The change in auditors was effective May 16, 2002. The decision to appoint KPMG was made after an extensive evaluation process by the Board of Directors, its Audit Committee and management of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

            In a Securities and Exchange Commission Form 13D filed by Carl C. Icahn and certain entities controlled by Carl C. Icahn (collectively, "Icahn"), Icahn has reported that it holds an aggregate beneficial ownership of approximately 77.49% of the New Common Stock and approximately 64% of the New Notes.

            The following table sets forth as of December 31, 2002, certain information regarding the beneficial ownership of shares of New Common Stock by each director of the Company, each of the executive officers listed in the Summary Compensation Table, each person known to the Company to be the beneficial owner of more than 5% of the outstanding shares and all directors and executive officers as a group.

                                       Number
Name                                  of Shares              Percent
----                                  ---------              -------

Carl C. Icahn (1)                    7,748,744                77.49%
Merrill Lynch & Co., Inc.            2,068,299                20.68%
Martin Hirsch                             --                   --
John P. Saldarelli                        --                   --
Michael L. Ashner                         --                   --
Harold First                              --                   --
Auguste E. Rimpel, Jr                     --                   --
Timothy A. Ebling                         --                   --
Frederick H. Kraus                        --                   --
Herbert R. Wolfe                          --                   --
Thomas Biglan                             --                   --
Signe C. Huff                             --                   --

----------------
(1) As of March 27, 2003, Cyprus LLC, an entity controlled by Mr. Icahn, directly beneficially owned 4,121,033 shares of New Common Stock and American Real Estate Holdings L.P., a limited partnership controlled by Mr. Icahn, directly beneficially owned 3,627,711 shares of New Common Stock.


ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


       Prior to the Effective Date, GBHC's rights to the trade name "Sands" (the "Trade Name") were derived from a license agreement between GBCC and an unaffiliated third party. Amounts paid by the Sands during the nine months ended September 30, 2000 were $215,000, which equaled the amounts payable to the unaffiliated third party. As a result of the Confirmation Order and the occurrence of the Effective Date and under terms of the Plan, GBHC was assigned by High River the rights under a certain agreement with the owner of the Trade Name to use the Trade Name as of the Effective Date. Amounts payable after the Effective Date are calculated in the same manner as they were prior to the Effective Date. Amounts payable by the Sands subsequent to the Effective Date were $272,000 for the year ended December 31, 2002 and $268,000 for the year December 31, 2001. High River received no payments for its assignment of these rights.

ITEM 14.  CONTROLS AND PROCEDURES

          Within the 90 days prior to the filing of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.


                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(a) The following documents are filed as a part of this report:

       1.     Financial Statements

       The financial statements filed as part of this report are listed on the Index to Financial Statements on page 25.

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

-------------------------

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


(b)     Reports on Form 8-K

         During the quarter ended December 31, 2002, the Registrants did not file any reports on Form 8-K:

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Atlantic City, State of New Jersey on March 28, 2003.

                                                  GB HOLDINGS, INC.
                                              GB PROPERTY FUNDING CORP.
                                          GREATE BAY HOTEL AND CASINO, INC.

                                  By:
                                     -----------------------------------------
                                                   Timothy A. Ebling
                                              Chief Financial Officer and
                                             Principal Accounting Officer

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

              Signature                               Title                         Date
              ---------                               -----                         -----

                                        Chairman of the Board of,                March 28, 2003
------------------------------------    GB Holdings, Inc.                       -------------------
            Carl C. Icahn               GB Property Funding Corp. and
                                        Greate Bay Hotel and Casino, Inc.

                                        Director of                              March 28, 2003
------------------------------------    GB Holdings, Inc.                       -------------------
            Martin Hirsch               GB Property Funding Corp. and
                                        Greate Bay Hotel and Casino, Inc.


                                        Director of                              March 28, 2003
------------------------------------    GB Holdings, Inc.                       -------------------
         John P. Saldarelli             GB Property Funding Corp. and
                                        Greate Bay Hotel and Casino, Inc.


                                        Director of                              March 28, 2003
------------------------------------    GB Holdings, Inc.                       -------------------
          Michael L. Ashner             GB Property Funding Corp. and
                                        Greate Bay Hotel and Casino, Inc.



                                        Director of                              March 28, 2003
------------------------------------    GB Holdings, Inc.                       -------------------
            Harold First                GB Property Funding Corp. and
                                        Greate Bay Hotel and Casino, Inc.



                                        Director of                              March 28, 2003
------------------------------------    GB Holdings, Inc.                       -------------------
        August E. Rimpel, Jr.           GB Property Funding Corp. and
                                        Greate Bay Hotel and Casino, Inc.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Atlantic City, State of New Jersey on March 28, 2003.

                                                   GB HOLDINGS, INC.
                                               GB PROPERTY FUNDING CORP.
                                           GREATE BAY HOTEL AND CASINO, INC.

                                    By:   /s/   Timothy A. Ebling
                                       --------------------------------------
                                                  Timothy A. Ebling
                                             Chief Financial Officer and
                                            Principal Accounting Officer

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated:


              Signature                               Title                           Date
              ---------                              -------                        --------
/s/         Carl C. Icahn               Chairman of the Board of,                March 28, 2003
------------------------------------    GB Holdings, Inc.                       ------------------
            Carl C. Icahn               GB Property Funding Corp. and
                                        Greate Bay Hotel and Casino, Inc.


/s/         Martin Hirsch               Director of                              March 28, 2003
------------------------------------    GB Holdings, Inc.                       ------------------
            Martin Hirsch               GB Property Funding Corp. and
                                        Greate Bay Hotel and Casino, Inc.


/s/      John P. Saldarelli             Director of                              March 28, 2003
------------------------------------    GB Holdings, Inc.                       ------------------
         John P. Saldarelli             GB Property Funding Corp. and
                                        Greate Bay Hotel and Casino, Inc.


/s/       Michael L. Ashner             Director of                              March 28, 2003
------------------------------------    GB Holdings, Inc.                       ------------------
          Michael L. Ashner             GB Property Funding Corp. and
                                        Greate Bay Hotel and Casino, Inc.



/s/         Harold First                Director of                              March 28, 2003
------------------------------------    GB Holdings, Inc.                       ------------------
            Harold First                GB Property Funding Corp. and
                                        Greate Bay Hotel and Casino, Inc.



/s/     August E. Rimpel, Jr.           Director of                              March 28, 2003
------------------------------------    GB Holdings, Inc.                       ------------------
        August E. Rimpel, Jr.           GB Property Funding Corp. and
                                        Greate Bay Hotel and Casino, Inc.


                     INDEX TO FINANCIAL STATEMENT SCHEDULE



GB Holdings, Inc. And Subsidiaries

        -         Report of Independent Public Accountants

        -         Schedule II; Valuation and Qualifying Accounts

INFORMATION REGARDING PREDECESSOR INDEPENDENT PUBLIC ACCOUNTANTS' REPORT

THE FOLLOWING REPORT IS A COPY OF A PREVIOUSLY ISSUED REPORT BY ARTHUR ANDERSEN LLP ("ANDERSEN"). THE REPORT HAS NOT BEEN REISSUED BY ANDERSEN NOR HAS ANDERSEN CONSENTED TO ITS INCLUSION IN THIS ANNUAL REPORT ON FORM 10-K.







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



                                                   ARTHUR ANDERSEN LLP



Roseland, New Jersey
March 8, 2002

                                                                     SCHEDULE II
                      GB HOLDINGS, INC. AND SUBSIDIARIES

                      Valuation and Qualifying Accounts

                                                                                        Additions
                                                                                  -----------------------
                                                                           Amounts
                                                          Balance of      Charged to                             Balance
                                                          Beginning       Costs and                              At End
                                                          Of Period        Expenses          Deductions         of Period
                                                        ---------------   --------------   ---------------     ---------------
Post-reorganization
Year Ended December 31, 2002:
      Allowance for doubtful
           accounts receivable                          $   14,406,000    $   1,586,000    $   (4,691,000)(1)  $   11,301,000
      Allowance for obligatory
           investments                                       9,290,000        1,521,000          (783,000)         10,028,000
                                                        ---------------   --------------   ---------------     ---------------
                                                        $   23,696,000    $   2,835,000    $   (5,202,000)     $   21,329,000
                                                        ===============   ==============   ===============     ===============

Year Ended December 31, 2001:
      Allowance for doubtful
           accounts receivable                          $   11,408,000    $   4,991,000    $   (1,993,000)(1)  $   14,406,000
      Allowance for obligatory
           investments                                       8,418,000        1,341,000          (469,000)          9,290,000
                                                        ---------------   --------------   ---------------     ---------------
                                                        $   19,826,000    $   6,332,000    $   (2,462,000)     $   23,696,000
                                                        ===============   ==============   ===============     ===============

October 1, 2000 through December 31, 2000:
      Allowance for doubtful
           accounts receivable                          $   10,366,000    $   1,423,000    $     (381,000)(1)  $   11,408,000
      Allowance for obligatory
           investments                                       9,806,000          243,000        (1,609,000)(3)       8,418,000
                                                        ---------------   --------------   ---------------     ---------------
                                                        $   20,172,000    $   1,666,000    $   (1,990,000)     $   19,826,000
                                                        ===============   ==============   ===============     ===============

------------------------------------------------------------------------------------------------------------------------------

Pre-reorganization
January 1, 2000 through September 30, 2000:
      Allowance for doubtful
           accounts receivable                          $   11,413,000    $   1,636,000    $   (2,683,000)(1)  $   10,366,000
      Allowance on
           affiliate receivables                            11,522,000          624,000       (12,146,000)(2)               -
      Allowance for obligatory
           investments                                       9,122,000        1,044,000          (360,000)          9,806,000
                                                        ---------------   --------------   ---------------     ---------------
                                                        $   32,057,000    $   3,304,000    $  (15,189,000)     $   20,172,000
                                                        ===============   ==============   ===============     ===============

----------------------
(1)        Represents net write-offs of uncollectible accounts.

(2)        Represents write-off of affiliated receivables.

(3) Represents write-offs of obligatory investments in connection with the contribution of certain obligatory investments to CRDA approved projects.

CERTIFICATIONS

                    Certification of Chief Executive Officer
                               Pursuant to 13a-14
         of the Securities Exchange Act of 1934, as amended (the "Act")

         I, Richard P. Brown, Chief Executive Officer of GB Holdings, Inc., GB Property Funding Corp. and Greate Bay Hotel and Casino, Inc. certify that:

         (1) I have reviewed the Registrant's Annual Report on Form 10-K for the period ended December 31, 2002 of the Registrant (the "Report");

         (2) Based on my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the Report; and

         (3) Based on my knowledge, the consolidated financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in the Report.

         (4) The other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as such term is defined in Section 13a-14(c) of the Act) for the issuer and have:

                  (i) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the periodic reports are being prepared;

                  (ii) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Report (the "Evaluation Date"); and

                  (iii) presented in the Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         (5) The other certifying officer(s) and I have disclosed, based on our most recent evaluation, to the issuer's auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function):

                  (i) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

                  (ii) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

         (6) The other certifying officer(s) and I have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

    /s/ Richard P. Brown
-------------------------------------
Name: Richard P. Brown


Date: March 28, 2003

                    Certification of Chief Executive Officer
                           Pursuant to 18 U.S.C. 1350
                (Section 906 of the Sarbanes-Oxley Act of 2002)

I, Richard P. Brown, Chief Executive Officer of GB Holdings, Inc., GB Property Funding Corp., and Greate Bay Hotel and Casino, Inc. (collectively, the "Registrant") certify that to the best of my knowledge, based upon a review of the Annual Report on Form 10-K for the period ended December 31, 2002 of the Registrant (the "Report"):

         (1)      The Report fully complies with the requirements of Section 13
                  (a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.


    /s/   Richard P. Brown
------------------------------------
Name: Richard P. Brown

Date: March 28, 2003

                    Certification of Chief Financial Officer
                               Pursuant to 13a-14
         of the Securities Exchange Act of 1934, as amended (the "Act")

         I, Timothy A. Ebling, Chief Financial Officer of GB Holdings, Inc., GB Property Funding Corp. and Greate Bay Hotel and Casino, Inc. certify that:

         (1) I have reviewed the Registrant's Annual Report on Form 10-K for the period ended December 31, 2002 of the Registrant (the "Report");

         (2) Based on my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the Report; and

         (3) Based on my knowledge, the consolidated financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in the Report.

         (4) The other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as such term is defined in Section 13a-14(c) of the Act) for the issuer and have:

                  (i) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the periodic reports are being prepared;

                  (ii) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Report (the "Evaluation Date"); and

                  (iii) presented in the Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         (5) The other certifying officer(s) and I have disclosed, based on our most recent evaluation, to the issuer's auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function):

                  (iii) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

                  (iv) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

         (6) The other certifying officer(s) and I have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/  Timothy A. Ebling
-----------------------------------
Name: Timothy A. Ebling

Date: March 28, 2003

                    Certification of Chief Financial Officer
                           Pursuant to 18 U.S.C. 1350
                 (Section 906 of the Sarbanes-Oxley Act of 2002)

         I, Timothy A. Ebling, Chief Financial Officer of GB Holdings, Inc., GB Property Funding Corp., and Greate Bay Hotel and Casino, Inc. (collectively, the "Registrant") certify that to the best of my knowledge, based upon a review of the Annual Report on Form 10-K for the period ended December 31, 2002 of the Registrant (the "Report"):

         (1)      The Report fully complies with the requirements of Section 13
                  (a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

 /s/  Timothy A. Ebling
-----------------------------------
Name: Timothy A. Ebling

Date:      March 28, 2003

CERTIFICATIONS


                    Certification of Chief Executive Officer
                               Pursuant to 13a-14
         of the Securities Exchange Act of 1934, as amended (the "Act")


         I, Richard P. Brown, Chief Executive Officer of GB Holdings, Inc., GB Property Funding Corp. and Greate Bay Hotel and Casino, Inc. certify that:

         (1) I have reviewed the Registrant's Annual Report on Form 10-K for the period ended December 31, 2002 of the Registrant (the "Report");

         (2) Based on my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the Report; and

         (3) Based on my knowledge, the consolidated financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in the Report.

         (4) The other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as such term is defined in Section 13a-14(c) of the Act) for the issuer and have:

                  (i) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the periodic reports are being prepared;

                  (ii) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Report (the "Evaluation Date"); and

                  (iii) presented in the Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         (5) The other certifying officer(s) and I have disclosed, based on our most recent evaluation, to the issuer's auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function):

                  (v) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

                  (vi) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

         (6) The other certifying officer(s) and I have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Name:  Richard P. Brown
--------------------------------
Date:  March 28, 2003

                    Certification of Chief Executive Officer
                           Pursuant to 18 U.S.C. 1350
                 (Section 906 of the Sarbanes-Oxley Act of 2002)

I, Richard P. Brown, Chief Executive Officer of GB Holdings, Inc., GB Property Funding Corp., and Greate Bay Hotel and Casino, Inc. (collectively, the "Registrant") certify that to the best of my knowledge, based upon a review of the Annual Report on Form 10-K for the period ended December 31, 2002 of the Registrant (the "Report"):

         (1)      The Report fully complies with the requirements of Section 13
                  (a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.



-----------------------------------------
Name:   Richard P. Brown

Date:   March 28, 2003

                    Certification of Chief Financial Officer
                               Pursuant to 13a-14
         of the Securities Exchange Act of 1934, as amended (the "Act")

         I, Timothy A. Ebling, Chief Financial Officer of GB Holdings, Inc., GB Property Funding Corp. and Greate Bay Hotel and Casino, Inc. certify that:

         (1) I have reviewed the Registrant's Annual Report on Form 10-K for the period ended December 31, 2002 of the Registrant (the "Report");

         (2) Based on my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the Report; and

         (3) Based on my knowledge, the consolidated financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in the Report.

         (4) The other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as such term is defined in Section 13a-14(c) of the Act) for the issuer and have:

                  (i) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the periodic reports are being prepared;

                  (ii) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Report (the "Evaluation Date"); and

                  (iii) presented in the Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         (5) The other certifying officer(s) and I have disclosed, based on our most recent evaluation, to the issuer's auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function):

                  (vii) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

                  (viii) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

         (6) The other certifying officer(s) and I have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


-----------------------------------------
Name:  Timothy A. Ebling

Date:  March 28, 2003

                    Certification of Chief Financial Officer
                           Pursuant to 18 U.S.C. 1350
                (Section 906 of the Sarbanes-Oxley Act of 2002)

I, Timothy A. Ebling, Chief Financial Officer of GB Holdings, Inc., GB Property Funding Corp., and Greate Bay Hotel and Casino, Inc. (collectively, the "Registrant") certify that to the best of my knowledge, based upon a review of the Annual Report on Form 10-K for the period ended December 31, 2002 of the Registrant (the "Report"):

         (1)      The Report fully complies with the requirements of Section 13
                  (a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.



Name:   Timothy A. Ebling

Date:      March 28, 2003