Form 10-Q
period 2003-03-31
GREATE BAY HOTEL & CASINO INC; GB PROPERTY FUNDING CORP; GB HOLDINGS INC
filed 2003-05-15
CIK 906595, 912906, 912926

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 2003
                               ---------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                               ----------------      -----------------------

Commission file number                        33-69716
                       -----------------------------------------------------

                           GB PROPERTY FUNDING CORP.
                               GB HOLDINGS, INC.
                       GREATE BAY HOTEL AND CASINO, INC.
--------------------------------------------------------------------------------
          (Exact name of each Registrant as specified in its charter)

           DELAWARE                                       75-2502290
           DELAWARE                                       75-2502293
           NEW JERSEY                                     22-2242014
 (States or other jurisdictions of                     (I.R.S. Employer
 incorporation or organization)                       Identification No."s)



        c/o Sands Hotel & Casino
  Indiana Avenue & Brighton Park
       Atlantic City, New Jersey                             08401
-----------------------------------------              ---------------------
(Address of principal executive offices)                   (Zip Code)

(Registrants' telephone number, including area code):      (609) 441-4517
                                                      -------------------------


                                (Not Applicable)
-------------------------------------------------------------------------------
             (Former name, former address, and former fiscal year,
                         if changed since last report.)

      Indicate by check mark whether each of the Registrants (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes X   No
                                                  ---    ---

         Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.   Yes   X          No
                            ------         ------

      Indicate the number of shares outstanding of each of the issuer"s classes of common stock, as of the last practicable date.

             Registrant                          Class                   Outstanding at May 12, 2003
-----------------------------------  -------------------------------     ----------------------------
      GB Property Funding Corp.      Common stock, $1.00 par value                100 shares
          GB Holdings, Inc.          Common stock, $.01 par value             10,000,000 shares
  Greate Bay Hotel and Casino, Inc.    Common stock, no par value                 100 shares

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                  (Unaudited)



                                                          March 31,      December 31,
                                                            2003             2002
                                                       -------------    -------------
Current Assets:
     Cash and cash equivalents                         $  46,611,000    $  50,645,000
     Accounts receivable, net of allowances
        of $10,578,000 and $11,301,000, respectively       4,715,000        4,976,000
     Inventories                                           1,831,000        1,857,000
     Income tax deposits                                   1,361,000        1,359,000
     Prepaid expenses and other current assets             1,803,000        3,067,000
                                                       -------------    -------------
        Total current assets                              56,321,000       61,904,000
                                                       -------------    -------------

Property and Equipment:
     Land                                                 54,344,000       54,344,000
     Buildings and improvements                           91,661,000       91,657,000
     Equipment                                            46,943,000       46,119,000
     Construction in progress                              4,672,000        3,597,000
                                                       -------------    -------------
                                                         197,620,000      195,717,000
     Less - accumulated depreciation and
        amortization                                     (29,351,000)     (26,095,000)
                                                       -------------    -------------
     Property and equipment, net                         168,269,000      169,622,000
                                                       -------------    -------------

Other Assets:
     Obligatory investments, net of allowances of
       $10,233,000 and $10,028,000, respectively          10,314,000       10,069,000
     Other assets                                          2,928,000        3,117,000
                                                       -------------    -------------
        Total other assets                                13,242,000       13,186,000
                                                       -------------    -------------
                                                       $ 237,832,000    $ 244,712,000
                                                       =============    =============

     The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                                  (Unaudited)

                                                               March 31,      December 31,
                                                                2003             2002
                                                            -------------    -------------
Current Liabilities
     Accounts payable                                       $   4,469,000    $   5,598,000
     Accrued liabilities -
        Salaries and wages                                      3,978,000        3,717,000
        Interest                                                   67,000        3,092,000
        Gaming obligations                                      3,161,000        3,752,000
        Insurance                                               1,875,000        1,805,000
        Other                                                   5,818,000        3,955,000
                                                            -------------    -------------
        Total current liabilities                              19,368,000       21,919,000
                                                            -------------    -------------
Long-Term Debt, net of current maturities                     110,000,000      110,000,000
                                                            -------------    -------------
Other Noncurrent Liabilities                                    3,517,000        3,445,000
                                                            -------------    -------------

Commitments and Contingencies

Shareholders' Equity:
     Preferred stock, $.01 par value per share;
       20,000,000 shares authorized; 0 shares outstanding              --               --
     Common Stock, $.01 par value per share;
       20,000,000 shares authorized;
       10,000,000 shares issued and outstanding                   100,000          100,000
     Additional paid-in capital                               124,900,000      124,900,000
     Accumulated deficit                                      (20,053,000)     (15,652,000)
                                                            -------------    -------------
        Total shareholders' equity                            104,947,000      109,348,000
                                                            -------------    -------------
                                                            $ 237,832,000    $ 244,712,000
                                                            =============    =============

     The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                Three Months Ended
                                                                     March 31,
                                                           ----------------------------
                                                               2003            2002
                                                           ------------    ------------
Revenues:
     Casino                                                $ 43,639,000    $ 55,670,000
     Rooms                                                    2,459,000       2,746,000
     Food and beverage                                        4,664,000       6,465,000
     Other                                                      883,000         928,000
                                                           ------------    ------------
                                                             51,645,000      65,809,000
     Less - promotional allowances                          (11,844,000)    (12,565,000)
                                                           ------------    ------------
         Net revenues                                        39,801,000      53,244,000
                                                           ------------    ------------
Expenses:
     Casino                                                  31,886,000      36,819,000
     Rooms                                                      434,000       1,105,000
     Food and beverage                                        2,056,000       2,489,000
     Other                                                      604,000         733,000
     General and administrative                               2,522,000       2,912,000
     Depreciation and amortization                            3,731,000       3,243,000
     Loss (gain) on disposal of assets                            4,000         (15,000)
                                                           ------------    ------------
         Total expenses                                      41,237,000      47,286,000
                                                           ------------    ------------
Income/(loss) from operations                                (1,436,000)      5,958,000
                                                           ------------    ------------
Non-operating income (expense):
     Interest income                                            189,000         290,000
     Interest expense                                        (2,995,000)     (2,730,000)
                                                           ------------    ------------


     Total non-operating expense, net                        (2,806,000)     (2,440,000)
                                                           ------------    ------------
Income(loss) before income taxes                             (4,242,000)      3,518,000
     Income tax provision                                      (159,000)     (1,260,000)
                                                           ------------    ------------
Net income/(loss)                                          $ (4,401,000)   $  2,258,000
                                                           ============    ============
Basic/diluted income/(loss) per common share               $      (0.44)   $       0.23
                                                           ============    ============

Basic/diluted weighted average common shares outstanding     10,000,000      10,000,000
                                                           ============    ============

     The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                 Three Months Ended
                                                                                      March 31,
                                                                             ----------------------------
                                                                                 2003            2002
                                                                             ------------    ------------
OPERATING ACTIVITIES:
     Net income (loss)                                                       $ (4,401,000)   $  2,258,000
     Adjustments to reconcile net income (loss) to net cash
         provided by operating activities:
         Depreciation and amortization                                          3,731,000       3,243,000
         Loss (gain) on disposal of assets                                          4,000         (15,000)
         Provision for doubtful accounts                                          331,000         315,000
         Increase in accounts receivable                                          (70,000)        (75,000)
         Decrease in accounts payable
           and accrued liabilities                                             (2,534,000)     (3,857,000)
         Decrease in other current assets                                       1,282,000       1,874,000
         Decrease in other noncurrent assets and liabilities                       92,000          78,000
                                                                             ------------    ------------

            Net cash (used in) provided by operating activities                (1,565,000)      3,821,000
                                                                             ------------    ------------
INVESTING ACTIVITIES:
     Purchase of property and equipment                                        (1,903,000)     (1,923,000)
     Proceeds from disposition of assets                                            2,000          15,000

     Purchase of obligatory investments                                          (568,000)       (670,000)
                                                                             ------------    ------------
         Net cash used in investing activities                                 (2,469,000)     (2,578,000)
                                                                             ------------    ------------
FINANCING ACTIVITIES:
     Repayments of long-term debt                                                      --          (4,000)
                                                                             ------------    ------------
         Net cash used in financing activities                                         --          (4,000)
                                                                             ------------    ------------
         Net increase (decrease) in cash and cash equivalents                  (4,034,000)      1,239,000
            Cash and cash equivalents at beginning of period                   50,645,000      57,369,000
                                                                             ------------    ------------
            Cash and cash equivalents at end of period                       $ 46,611,000    $ 58,608,000
                                                                             ============    ============

     The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

                       GB HOLDINGS, INC. AND SUBSIDIARIES


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


(1)    Organization, Business and Basis of Presentation

       The condensed consolidated financial statements include the accounts of GB Holdings, Inc. and subsidiaries ("Holdings" or the "Company"). All significant intercompany transactions and balances have been eliminated in consolidation. In management's opinion, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the condensed consolidated financial position as of March 31, 2003 and the condensed consolidated results of operations for the three months ended March 31, 2003 and 2002 have been made. The results set forth in the condensed consolidated statement of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year.

       The condensed consolidated financial statements were prepared following the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP (accounting principles generally accepted in the United States of America) can be condensed or omitted.

       The Company is responsible for the unaudited financial statements included in this document. As these are condensed financial statements, they should be read in conjunction with the consolidated financial statements and notes included in the Company's latest Form 10-K.

(2)     Income Taxes

        The components of the benefit (provision) for income taxes are as follows:

                                          Three Months Ending March 31,
                                          --------------------------
                                             2003           2002
                                          -----------    -----------

Federal income tax benefit (provision):
     Current                              $        --    $(1,260,000)
     Deferred                                      --             --

State income tax benefit (provision):
     Current                                 (159,000)            --
     Deferred                                      --             --
                                          -----------    -----------
                                          $  (159,000)   $(1,260,000)
                                          ===========    ===========


        Federal and State income tax benefits or provisions are based upon the results of operations for the current period and the estimated adjustments for income tax purposes of certain nondeductible expenses.

        Due to recurring losses, the Company has not recorded Federal income tax for the three months ended March 31, 2003.

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                                  (Unaudited)


        The State income tax provision of $159,000 for the three months ended March 31, 2003 is a result of applying the statutory Alternative Minimum Assessment rate of 0.4% to gross receipts, as defined in the Business Tax Reform Act.

(3)     Transactions with Related Parties

        Greate Bay Hotel and Casino, Inc.'s ("GBHC") rights to the trade name "Sands" (the "Trade Name") were derived from a license agreement between Greate Bay Casino Corporation and an unaffiliated third party. Amounts payable by GBHC for these rights were equal to the amounts paid to the unaffiliated third party. GBHC was assigned by High River Limited Partnership ("High River") the rights under a certain agreement with the owner of the Trade Name to use the Trade Name as of September 29, 2000 through May 19, 2086 subject to termination rights for a fee after a certain minimum term. High River is an entity controlled by Carl
C. Icahn. High River received no payments for its assignment of these rights. Payment is made directly to the owner of the Trade Name. Such charges amounted to $59,000 and $68,000, respectively, for the three months ended March 31, 2003 and 2002.

(4)     Legal Proceedings

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

        The Company is a party in various legal proceedings with respect to the conduct of casino and hotel operations and has received employment related claims. Although a possible range of losses cannot be estimated, in the opinion of management, based upon the advice of counsel, the Company does not expect settlement or resolution of these proceedings or claims to have a material adverse impact upon the consolidated financial position or results of operations of the Company, but the outcome of litigation and the resolution of claims is subject to uncertainties and no assurances can be given. The accompanying condensed consolidated financial statements do not include any adjustments that might result from these uncertainties.

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

(5)     Income (Loss) Per Share

        Statement of Financial Accounting Standards No. 128: "Earnings Per Share", requires, among other things, the disclosure of basic and diluted earnings per share for public companies. Since the capital structure of the Company is simple, in that no potentially dilutive securities were outstanding during the periods presented, basic and diluted income (loss) per share are the same. Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding.

(6)     Supplemental Cash Flow Information

        Cash paid for interest and income taxes during the three months ended March 31, 2003 and 2002 are set forth below:

                                      Three Months Ended
                                        March 31,
                                ---------------------------
                                   2002             2001
                                ----------       ----------

Interest paid                   $6,050,000       $6,059,000
                                ==========       ==========

Interest capitalized            $   91,000       $  379,000
                                ==========       ==========

Income taxes paid               $   31,000       $       --
                                ==========       ==========



(7)     New Accounting Pronouncement

         On January 1, 2003, the Company adopted FAS No. 143, "Asset Retirement Obligations" ("SFAS No. 143"), which provides the accounting requirements for retirement obligations associated with tangible long-lived assets. This statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The adoption of FAS No. 143 did not have a material impact on the Company's condensed consolidated financial statements.

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

LIQUIDITY AND CAPITAL RESOURCES

        Operating Activities

        At March 31, 2003, the Company had cash and cash equivalents of $46.9 million. The Company used $1.6 million of net cash from operations during the three months ended March 31, 2003 compared to generating $3.8 million during the same prior year period. During the three months ended March 31, 2003, the Company recorded $3.7 million in depreciation and amortization expense. Amortization of prepaid insurance expense ($780,000) and prepaid slot license fees ($305,000) also contributed to the decrease in other current assets.

        Investing Activities

        Capital expenditures at the Sands for the three months ended March 31, 2003 amounted to approximately $1.9 million These expenditures included but were not limited to renovations to the new Pacific Avenue bus center, the Platinum Club players lounge and the new bus patron lobby. In order to enhance its competitive position in the market place, the Sands may determine to incur additional substantial costs and expenses to maintain, improve and expand its facilities and operations. The Company may require additional financing in connection with those activities.

        The Sands is required by the Casino Act to make certain quarterly deposits based on gross revenue with the Casino Reinvestment Development Authority ("CRDA") in lieu of a certain investment alternative tax. Deposits for the three months ended March 31, 2003 amounted to $568,000.

        Financing Activities

        There were no financing activities during the three months ended March 31, 2003. As of March 31, 2003, the only scheduled payment of long-term debt is the $110 million for New Notes due September 30, 2005.

        Summary

        Management believes that cash flows to be generated from operations during 2003, as well as available cash reserves, will be sufficient to meet its operating plan and provide for scheduled capital expenditures of

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)

approximately $12 million. However, any significant other capital expenditures may require additional financing.

        Critical Accounting Policies and Estimates

        The Company's discussion and analysis of its results of operations and financial condition are based upon its condensed consolidated financial statements that have been prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP"). The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. Estimates and assumptions are evaluated on an ongoing basis and are based on historical and other factors believed to be reasonable under the circumstances. The results of these estimates may form the basis of the carrying value of certain assets and liabilities and may not be readily apparent from other sources. Actual results, under conditions and circumstances different from those assumed, may differ from estimates. The impact and any associated risks related to estimates, assumptions, and accounting policies are discussed within Management's Discussion and Analysis of Results of Operations and Financial Condition, as well as in the Notes to the Condensed Consolidated Financial Statements, if applicable, where such estimates, assumptions, and accounting policies affect the Company's reported and expected financial results.

        The Company believes the following accounting policies are critical to its business operations and the understanding of results of operations and affect the more significant judgments and estimates used in the preparation of its condensed consolidated financial statements:

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

        Impairment of Long-Lived Assets - The Company periodically reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Assumptions and estimates used in the determination of impairment losses, such as future cash flows and disposition costs, may affect the carrying value of long-lived assets and possible impairment expense in the Company's condensed consolidated financial statements.

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

        Allowance for Obligatory Investments - The Company maintains obligatory investment allowances for its investments made in satisfaction of its CRDA obligation. The obligatory investments may ultimately take the form of CRDA issued bonds, which bear a below market rate of interest, direct investments or donations. Management bases its reserves on the type of investments the obligation has taken or is expected to take. CRDA bonds bear interest at approximately one-third below market rates. Donations of the Sands' quarterly deposits to the CRDA have historically yielded a 51% future credit or refund of obligations. Therefore, management has reserved the predominant balance of its obligatory investments at between 33% and 49%.

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)

        RESULTS OF OPERATIONS

        Gaming Operations

        Information contained herein, regarding Atlantic City casinos other than the Sands, was obtained from reports filed with the Casino Control Commission.

        The following table sets forth certain unaudited financial and operating data relating to the Sands' and all other Atlantic City casinos' capacities, volumes of play, hold percentages and revenues:


                                                            Three Months Ended
                                                               March 31,
                                                         -------------------
                                                           2003        2002
                                                         --------   --------
                                                        (Dollars in Thousands)
Units: (at end of period)
     Table Games       - Sands                               40            71
                       - Atlantic City (ex. Sands)        1,163         1,190
     Slot Machines     - Sands                            2,295         2,061
                       - Atlantic City (ex. Sands)       36,131        35,251

Gross Wagering (1)
     Table Games       - Sands                       $   45,171    $   95,017
                       - Atlantic City (ex. Sands)    1,519,996     1,587,589
     Slot Machines     - Sands                          479,250       582,553
                       - Atlantic City (ex. Sands)    8,715,722     9,032,470

Hold Percentages (2)
     Table Games       - Sands                             14.0%         15.6%
                       - Atlantic City (ex. Sands)         16.7%         16.3%
     Slot Machines     - Sands                              7.8%          6.9%
                       - Atlantic City (ex. Sands)          8.0%          8.1%

Revenues (2)
     Table Games       - Sands                       $    6,319    $   14,853
                       - Atlantic City (ex. Sands)      253,146       258,046
     Slot Machines     - Sands                           37,162        40,227
                       - Atlantic City (ex. Sands)      699,039       728,202
     Other (3)         - Sands                              158           590
                       - Atlantic City (ex. Sands)          N/A           N/A

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

         Table game drop decreased by $49.8 million (52.5%) during the three months ended March 31, 2003 compared with the same prior year period. By comparison, according to Commission reports, table game drop at all other Atlantic City casinos during the same period decreased 4.3%. The Company's decrease in table game drop is a direct result of a decrease in the number of table games from 71 during the 2002 period to 40 during the 2003 period. The decrease in the number of table games was the result of a change in business strategy, begun in the second quarter of 2002, to reduce the table game business and increase the slot machine business. Historically the table game business has a lower profit margin percentage than the slot machine business. This strategy also was to focus specifically on the higher profit margin mass slot player business. This strategy reduced the number of table games from 71 to 26 in the second quarter of 2002. By late in the third quarter of 2002 it became apparent that this strategy could not generate an increase in slot revenue sufficient to overcome the loss in table revenue. Richard Brown was appointed Chief Executive Officer on October 9, 2002. The Company strategy shifted to, among other things, increasing the number of table games to 40 by the end of 2002. During the 2003 period, the Company allocated some of its marketing dollars and focus to the table game business and as such generated an increase in table game drop. In continuing with its plan to balance the gaming experience between table games and slot machines, the Company added 10 additional table games to the casino floor in April 2003. Table game hold percentage decreased 1.5 percentage points to 14.0% for the three months ended March 31, 2003 compared to the same period last year. This is directly attributable to one high end patron winning approximately $1 million in March 2003. Aggregate gaming space at all other Atlantic City casinos increased by approximately 114,000 square feet (9.8%) at March 31, 2003 compared to March 31, 2002. The amount of gaming space at the Sands decreased approximately 1,000 square feet (1.3%) between periods.

        Slot machine handle decreased $103.3 million (17.7%) during the three months ended March 31, 2003, compared with the same period of 2002. By comparison, the percentage decrease in slot machine handle for all other Atlantic City casinos in the first three months of 2003 vs. the same period in 2002 was 3.5%. The Company's 2003 decrease in handle is attributed to (i) severe winter weather during February 2003 inclusive of a major snowstorm for President's Day weekend, (ii) the lingering effects on the previously described business strategy of mid 2002 focusing on mass slot play to the exclusion of higher end slot play, (iii) reduced hotel room occupancy from the tour and travel groups during mid-week, which also is related to the previously described business strategy of mid 2002 focusing on mass slot play to the exclusion of the mid-level tour and travel groups. In late 2002, the company strategy shifted

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)

back to focus on the mid to high level slot player, and while multiple tactics were in place during the first quarter of 2003 they were not fully matured during this period in order to produce at the level of 2002. This decrease in slot machine handle is offset slightly by an increase in hold percentage to 8.0% from 7.1% in the 2003 period compared to the 2002 period. The number of slot machines increased 11.4% at the Sands to 2,295 at March 31, 2003 compared to March 31, 2002. On an industry-wide basis, the number of slot machines increased 3.9% in the first quarter of 2003 compared to the first quarter of 2002. (iv) The Company's increase in the number of slot machines is over weighted to lower denomination units. The Company is reevaluating the denomination mix to improve overall slot performance.

        The following table sets forth the changes in operating revenues and expenses (unaudited) for the three month period ended March 31, 2003 and 2002:


                                                          Increase (Decrease)
                                    2003       2002           $        %
                                  --------   --------     --------   ------
                                           (Dollars In Thousands)
Revenues:
Casino                            $ 43,639   $ 55,670     $(12,031)  (21.61)
Rooms                                2,459      2,746         (287)  (10.45)
Food and Beverage                    4,664      6,465       (1,801)  (27.86)
Other                                  883        928          (45)   (4.85)

Promotional Allowances              11,844     12,565         (721)   (5.74)

Expenses:
Casino                              31,886     36,819       (4,933)  (13.40)
Rooms                                  434      1,105         (671)  (60.72)
Food and Beverage                    2,056      2,489         (433)  (17.40)
Other                                  604        733         (129)  (17.60)
General and Administrative           2,522      2,912         (390)  (13.39)
Depreciation and Amortization        3,731      3,243          488    15.05
Loss (gain) on disposal of assets        4        (15)         (19)  126.67

Income/(loss) from Operations       (1,436)     5,958       (7,394)  (124.10)

Non-operating expense, net           2,806      2,440          366    15.00
Income Tax Provision                  (159)    (1,260)      (1,101)   87.38

        Revenues

        Overall casino revenues decreased $12.0 million for the three months ended March 31, 2003 compared to the same prior year period. The decrease in casino revenue is directly attributable to reasons detailed in the reductions in table game drop and slot machine handle.

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)

        Room's revenue decreased $287,000 for the three months ended March 31, 2003 compared to the same prior year period as a result of decreased occupancy. The decrease in occupancy was attributable to the lingering affects of the previously mentioned mid 2002 strategy to exclude the cash and tour and travel room sales and focus on lower end data base occupied rooms. As this strategy changed in late 2002, its tactics were not fully mature in the 2003 period to meet the performance of the 2002 period.

        Food and beverage revenues decreased $1.8 million for the three months ended March 31, 2003 compared to the same prior year period, which is inclusive of a decrease of approximately 1 million in complimentary revenue, due to a decrease in overall casino patron volume as previously described in table game drop and slot handle results.

        Other revenues decreased $45,000 for the three months ended March 31, 2003 compared to the same prior year period as a result of a decrease in overall patron volume throughout the casino complex.

        Promotional Allowances

        Promotional allowances are comprised of (i) the estimated retail value of goods and services provided free of charge to casino customers under various marketing programs, (ii) the cash value of redeemable points earned under a customer loyalty program based on the amount of slot play and (iii) coin and cash coupons and discounts. As a percentage of casino revenues, promotional allowances increased to 27.1% during the three months ended March 31, 2003 from 22.6% during the same period of 2002. The increase in this ratio is directly attributable to, (i) the Company's focus on recapture of lost market share due to the previously described mid 2002 business strategy, (ii) severe winter weather in February 2003, and (iii) the table game win of approximately $1 million of one high end patron in March 2003.

        Departmental Expenses

        Casino expenses at the Sands decreased by $4.9 million for the three months ended March 1, 2003 compared to the same prior year period. The decrease in casino expenses is primarily due to the reduction of payroll expenses ($1.8 million) due to the reduction in table games. Also, the lower complimentary costs associated with food and beverage provided free of charge contributed to the favorable variance ($1.3 million). Gaming revenue tax was reduced $954,000 as a result of lower casino revenues. Direct mail and radio advertising increased $352,000 due to a new marketing campaign in the first quarter. Special events costs increased $254,000 as a result of an increase in the number of events.

        Rooms expenses decreased $671,000 for the three months ended March 31, 2003 compared to the same prior year period. The decreases were due to a larger share of costs allocated to casino expenses ($269,000) as a result of increased room complimentaries generated by casino operations. Total complimentary room nights increased by 9,961 or 39.2% over the same prior year period. Rooms payroll and benefits decreased $266,000 year to year due to a reorganization of management. Also contributing to the favorable variance were reduced costs for linen usage ($47,000) and outside laundry expense ($46,000).

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)

         Food and beverage expenses decreased $433,000 for the three months ended March 31, 2003 compared to the same prior year period. The decreases were due to reductions in payroll and benefits ($1.5 million) and food and beverage cost of sales ($445,000), which were a result of a reorganization of management, a reduction in unproductive operating hours in certain outlets and closing the employee cafeteria production kitchen. Food and beverage costs allocated to Casino expense declined ($1.4 million) compared to 2002 as a result of a combination of lower complimentary food and beverage activity and lower food and beverage production costs.

        Other expenses decreased $129,000 for the three months ended March 31, 2003, compared to the same prior year period as a result of an increase in the allocation of entertainment complimentaries by casino operations ($190,000).

        General and Administrative Expenses

        General and administrative expenses decreased $390,000 for the three months ended March 31, 2003, compared to the same period last year. The decreases were due to lower payroll and benefits as a result of a reduction in workforce at the beginning of 2003 ($859,000). These were offset by increases in insurance ($318,000), property taxes ($223,000) and utilities ($122,000). The utilities increase was primarily due to more severe winter weather in 2003 than 2002.

        Depreciation and Amortization

        Depreciation and amortization expense increased $488,000 for the three month period ended March 31, 2003, compared to the same prior year period due to an increase in depreciation expense ($615,000) as a result of the continued investment in infrastructure and equipment during the current and preceding year. These were offset by lower amortization of CRDA losses ($41,000) as a result of reduced casino revenues.

        Interest Income and Expense

        Interest income decreased by $101,000 during the three month period ended March 31, 2003, compared to the same prior year period. The decrease was due to smaller earnings on decreased cash reserves and lower interest rates.

        Interest expense increased $265,000 during the three month period ended March 31, 2003, compared to the same period in 2002. The increase is due to a larger accrual of capitalized interest in 2002 ($379,000) compared to 2003 ($91,000). It is the Company's policy to capitalize interest on construction projects in excess of $250,000.

        Income Tax Benefit (Provision)

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

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)

        Due to recurring losses, the Company has not recorded Federal income tax for the three months ended March 31, 2003.

        The State income tax provision of $159,000 for the three months ended March 31, 2003 is a result of applying the statutory Alternative Minimum Assessment rate of 0.4% to gross receipts, as defined in the Business Tax Reform Act.

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

Item 4. CONTROLS AND PROCEDURES

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

PART II:  OTHER INFORMATION

Item 6.(a) Exhibits



Item 6.(b) Reports on Form 8-K



SIGNATURES

        Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Atlantic City, State of New Jersey on May 12, 2003.

                                                GB HOLDINGS, INC.
                                            GB PROPERTY FUNDING CORP.
                                       GREATE BAY HOTEL AND CASINO, INC.
                                       --------------------------------
                                                  Registrants

Date:    May 12, 2003                By: /s/          Timothy A. Ebling
     ----------------------          -----------------------------------------
                                              Timothy A. Ebling
                                              Chief Financial Officer

CERTIFICATIONS
--------------
                    Certification of Chief Executive Officer
                               Pursuant to 13a-14
         of the Securities Exchange Act of 1934, as amended (the "Act")

         I, Richard P. Brown, Chief Executive Officer of GB Holdings, Inc., GB Property Funding Corp. and Greate Bay Hotel and Casino, Inc. certify that:

         (1) I have reviewed the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 2003 of the Registrant (the "Report");

         (2) Based on my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the Report; and

         (3) Based on my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in the Report.

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

    /s/ Richard P. Brown
-----------------------------------
Name:   Richard P. Brown

Date:   May 12, 2003
        ------------

                    Certification of Chief Executive Officer
                           Pursuant to 18 U.S.C. 1350
                 (Section 906 of the Sarbanes-Oxley Act of 2002)

         I, Richard P. Brown, Chief Executive Officer of GB Holdings, Inc., GB Property Funding Corp., and Greate Bay Hotel and Casino, Inc. (collectively, the "Registrant") certify that to the best of my knowledge, based upon a review of the Quarterly Report on Form 10-Q for the period ended March 31, 2003 of the Registrant (the "Report"):

(1) The Report fully complies with the requirements of Section 13 (a) or 15(d) of the Securities Exchange Act of 1934, as amended; and



(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.


    /s/   Richard P. Brown
------------------------------------
Name: Richard P. Brown

Date: May 12, 2003
      ------------------

                    Certification of Chief Financial Officer
                               Pursuant to 13a-14
         of the Securities Exchange Act of 1934, as amended (the "Act")

         I, Timothy A. Ebling, Chief Financial Officer of GB Holdings, Inc., GB Property Funding Corp. and Greate Bay Hotel and Casino, Inc. certify that:

         (1) I have reviewed the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 2003 of the Registrant (the "Report");

         (2) Based on my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the Report; and

         (3) Based on my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in the Report.

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

/s/   Timothy A. Ebling
--------------------------------
Name:   Timothy A. Ebling

Date: May 12, 2003
      -----------------

                    Certification of Chief Financial Officer
                           Pursuant to 18 U.S.C. 1350
                (Section 906 of the Sarbanes-Oxley Act of 2002)

         I, Timothy A. Ebling, Chief Financial Officer of GB Holdings, Inc., GB Property Funding Corp., and Greate Bay Hotel and Casino, Inc. (collectively, the "Registrant") certify that to the best of my knowledge, based upon a review of the Quarterly Report on Form 10-Q for the period ended March 31, 2003 of the Registrant (the "Report"):

         (1)      The Report fully complies with the requirements of Section 13
                  (a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

     /s/     Timothy A. Ebling
-------------------------------------------
Name:   Timothy A. Ebling

Date:   May 12, 2003
        ------------

        Item 6.(a) Exhibits

        Item 6.(b) Reports on Form 8-K


        SIGNATURES
        -----------

        Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Atlantic City, State of New Jersey on May 12, 2003.

                                               GB HOLDINGS, INC.
                                          GB PROPERTY FUNDING CORP.
                                         GREATE BAY HOTEL AND CASINO, INC.
                                         ---------------------------------
                                                   Registrants

Date:   May 12, 2003                    By:
     -------------------                 --------------------------------
                                           Timothy A. Ebling
                                            Chief Financial Officer

CERTIFICATIONS

                    Certification of Chief Executive Officer
                               Pursuant to 13a-14
         of the Securities Exchange Act of 1934, as amended (the "Act")

         I, Richard P. Brown, Chief Executive Officer of GB Holdings, Inc., GB Property Funding Corp. and Greate Bay Hotel and Casino, Inc. certify that:

         (1) I have reviewed the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 2003 of the Registrant (the "Report");

         (2) Based on my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the Report; and

         (3) Based on my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in the Report.

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


---------------------------------------------

Name:   Richard P. Brown

Date:   May 12, 2003
        --------------

                    Certification of Chief Executive Officer
                           Pursuant to 18 U.S.C. 1350
                 (Section 906 of the Sarbanes-Oxley Act of 2002)

         I, Richard P. Brown, Chief Executive Officer of GB Holdings, Inc., GB Property Funding Corp., and Greate Bay Hotel and Casino, Inc. (collectively, the "Registrant") certify that to the best of my knowledge, based upon a review of the Quarterly Report on Form 10-Q for the period ended March 31, 2003 of the Registrant (the "Report"):

         (1)      The Report fully complies with the requirements of Section 13
                  (a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.


--------------------------------------
Name:   Richard P. Brown

Date:   May 12, 2003
       ---------------

                    Certification of Chief Financial Officer
                               Pursuant to 13a-14
         of the Securities Exchange Act of 1934, as amended (the "Act")

         I, Timothy A. Ebling, Chief Financial Officer of GB Holdings, Inc., GB Property Funding Corp. and Greate Bay Hotel and Casino, Inc. certify that:

         (1) I have reviewed the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 2003 of the Registrant (the "Report");

         (2) Based on my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the Report; and

         (3) Based on my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in the Report.

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

---------------------------------
Name: Timothy A. Ebling

Date: May 12, 2003
      ------------

                    Certification of Chief Financial Officer
                           Pursuant to 18 U.S.C. 1350
                 (Section 906 of the Sarbanes-Oxley Act of 2002)

         I, Timothy A. Ebling, Chief Financial Officer of GB Holdings, Inc., GB Property Funding Corp., and Greate Bay Hotel and Casino, Inc. (collectively, the "Registrant") certify that to the best of my knowledge, based upon a review of the Quarterly Report on Form 10-Q for the period ended March 31, 2003 of the Registrant (the "Report"):

         (1)      The Report fully complies with the requirements of Section 13
                  (a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.


---------------------------------------------
Name:  Timothy A. Ebling

Date:  May 12, 2003
       ------------