Form 10-Q
period 2003-06-30
GREATE BAY HOTEL & CASINO INC; GB HOLDINGS INC; GB PROPERTY FUNDING CORP
filed 2003-08-18
CIK 906595, 912926, 912906

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended   June 30, 2003
                                          --------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               ------------------         -------------------

Commission file number                        33-69716
                       ------------------------------------------------

                           GB PROPERTY FUNDING CORP.
                               GB HOLDINGS, INC.
                       GREATE BAY HOTEL AND CASINO, INC.
-------------------------------------------------------------------------------
          (Exact name of each Registrant as specified in its charter)

           DELAWARE                                         75-2502290
           DELAWARE                                         75-2502293
          NEW JERSEY                                        22-2242014
----------------------------------                    --------------------
(States or other jurisdictions of                      (I.R.S. Employer
  incorporation or organization)                      Identification No.'s)

        c/o Sands Hotel & Casino
     Indiana Avenue & Brighton Park
       Atlantic City, New Jersey                                 08401
----------------------------------------                  --------------------
(Address of principal executive offices)                      (Zip Code)

(Registrants' telephone number, including area code): (609) 441-4633
                                                      ------------------


                                    (Not Applicable)
--------------------------------------------------------------------------------
                      (Former name, former address, and former fiscal
                          year, if changed since last report.)

      Indicate by check mark whether each of the Registrants (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes   X   No
                                                   ------   -------

      Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes   X   No
                          ------   ------

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

             Registrant                              Class                    Outstanding at August 13, 2003
---------------------------------------  ---------------------------------    -------------------------------
      GB Property Funding Corp.          Common stock, $1.00 par value                 100 shares
          GB Holdings, Inc.              Common stock, $.01 par value               10,000,000 shares
  Greate Bay Hotel and Casino, Inc.        Common stock, no par value                  100 shares

                       GB HOLDINGS, INC. AND SUBSIDIARIES


                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                  (Unaudited)

                                                         June 30,        December 31,
                                                          2003             2002
                                                      -------------    -------------
Current Assets:
     Cash and cash equivalents                        $  46,502,000    $  50,645,000
     Accounts receivable, net of allowances
        of $8,833,000 and $11,301,000, respectively       4,637,000        4,976,000
     Inventories                                          2,031,000        1,857,000
     Income tax deposits                                  1,363,000        1,359,000
     Prepaid expenses and other current assets            2,705,000        3,067,000
                                                      -------------    -------------
        Total current assets                             57,238,000       61,904,000
                                                      -------------    -------------

Property and Equipment:
     Land                                                54,344,000       54,344,000
     Buildings and improvements                          92,132,000       91,657,000
     Equipment                                           49,925,000       46,119,000
     Construction in progress                             5,760,000        3,597,000
                                                      -------------    -------------
                                                        202,161,000      195,717,000
     Less - accumulated depreciation and
        amortization                                    (32,687,000)     (26,095,000)
                                                      -------------    -------------
     Property and equipment, net                        169,474,000      169,622,000
                                                      -------------    -------------

Other Assets:
     Obligatory investments, net of allowances of
       $10,511,000 and $10,028,000, respectively         10,601,000       10,069,000
     Other assets                                         2,747,000        3,117,000
                                                      -------------    -------------
        Total other assets                               13,348,000       13,186,000
                                                      -------------    -------------
                                                      $ 240,060,000    $ 244,712,000
                                                      =============    =============



     The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

                       GB HOLDINGS, INC. AND SUBSIDIARIES


                     CONDENSED CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                                  (Unaudited)

                                                                June 30,      December 31,
                                                                 2003            2002
                                                            -------------    -------------

Current Liabilities

     Accounts payable                                       $   5,685,000    $   5,598,000
     Accrued liabilities -
        Salaries and wages                                      3,847,000        3,717,000
        Interest                                                3,092,000        3,092,000
        Gaming obligations                                      2,618,000        3,752,000
        Self-insurance                                          2,193,000        1,805,000
        Other                                                   4,599,000        3,955,000

                                                            -------------    -------------
        Total current liabilities                              22,034,000       21,919,000
                                                            -------------    -------------
Long-Term Debt, net of current maturities                     110,000,000      110,000,000
                                                            -------------    -------------
Other Noncurrent Liabilities                                    3,586,000        3,445,000
                                                            -------------    -------------

Commitments and Contingencies

Shareholders' Equity:
     Preferred stock, $.01 par value per share;
       20,000,000 shares authorized; 0 shares outstanding              --               --
     Common Stock, $.01 par value per share;
       20,000,000 shares authorized;
       10,000,000 shares issued and outstanding                   100,000          100,000
     Additional paid-in capital                               124,900,000      124,900,000
     Accumulated deficit                                      (20,560,000)     (15,652,000)
                                                            -------------    -------------
        Total shareholders' equity                            104,440,000      109,348,000
                                                            -------------    -------------
                                                            $ 240,060,000    $ 244,712,000
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

                       GB HOLDINGS, INC. AND SUBSIDIARIES


                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                                Three Months Ended
                                                                     June 30,
                                                           ----------------------------
                                                                2003            2002
                                                           ------------    ------------
Revenues:
     Casino                                                $ 49,647,000    $ 51,854,000
     Rooms                                                    2,956,000       3,049,000
     Food and beverage                                        5,511,000       5,752,000
     Other                                                    1,080,000       1,050,000
                                                           ------------    ------------
                                                             59,194,000      61,705,000
     Less - promotional allowances                          (13,164,000)    (12,123,000)
                                                           ------------    ------------
         Net revenues                                        46,030,000      49,582,000
                                                           ------------    ------------
Expenses:
     Casino                                                  33,072,000      35,303,000
     Rooms                                                      596,000       1,016,000
     Food and beverage                                        2,425,000       2,822,000
     Other                                                      784,000         675,000
     General and administrative                               2,739,000       4,032,000
     Depreciation and amortization,
         including provision
         for obligatory investments                           3,947,000       3,622,000
     Loss on impairment of fixed assets                              --       1,282,000
     Gain on disposal of assets                                  (1,000)        (37,000)
                                                           ------------    ------------
         Total expenses                                      43,562,000      48,715,000
                                                           ------------    ------------
Income from operations                                        2,468,000         867,000
                                                           ------------    ------------
Non-operating income (expense):
     Interest income                                            172,000         240,000
     Interest expense                                        (2,963,000)     (2,953,000)
                                                           ------------    ------------

     Total non-operating expense, net                        (2,791,000)     (2,713,000)
                                                           ------------    ------------
Loss before income tax (provision) benefit                     (323,000)     (1,846,000)
     Income tax (provision) benefit                            (184,000)        628,000
                                                           ------------    ------------
Net loss                                                   $   (507,000)   $ (1,218,000)
                                                           ============    ============
Basic/diluted loss per common share                        $      (0.05)   $      (0.12)
                                                           ============    ============
Basic/diluted weighted average
  common shares outstanding                                  10,000,000      10,000,000
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

                       GB HOLDINGS, INC. AND SUBSIDIARIES


                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                      Six Months Ended
                                                          June 30,
                                               ------------------------------
                                                   2003              2002
                                               -------------    -------------
Revenues:
     Casino                                    $  93,286,000    $ 107,524,000
     Rooms                                         5,415,000        5,795,000
     Food and beverage                            10,175,000       12,217,000
     Other                                         1,963,000        1,978,000
                                               -------------    -------------
                                                 110,839,000      127,514,000
     Less - promotional allowances               (25,008,000)     (24,688,000)
                                               -------------    -------------
         Net revenues                             85,831,000      102,826,000
                                               -------------    -------------
Expenses:
     Casino                                       64,958,000       72,123,000
     Rooms                                         1,030,000        2,120,000
     Food and beverage                             4,481,000        5,312,000
     Other                                         1,388,000        1,408,000
     General and administrative                    5,261,000        6,944,000
     Depreciation and amortization,
         including provision
         for obligatory investments                7,678,000        6,865,000
     Loss on impairment of fixed assets                   --        1,282,000
     Loss (gain) on disposal of assets                 3,000          (52,000)
                                               -------------    -------------
         Total expenses                           84,799,000       96,002,000
                                               -------------    -------------
Income from operations                             1,032,000        6,824,000
                                               -------------    -------------
Non-operating income (expense):
     Interest income                                 361,000          530,000
     Interest expense                             (5,958,000)      (5,682,000)
                                               -------------    -------------
     Total non-operating expense, net             (5,597,000)      (5,152,000)
                                               -------------    -------------
Income (loss) before income taxes                 (4,565,000)       1,672,000
     Income tax provision                           (343,000)        (632,000)
                                               -------------    -------------
Net income (loss)                              $  (4,908,000)   $   1,040,000
                                               =============    =============
Basic/diluted income (loss) per common share   $       (0.49)   $        0.10
                                               =============    =============
Weighted average common shares outstanding        10,000,000       10,000,000
                                               =============    =============


      The accompanying notes to condensed consolidated financial statements are an integral part of these consolidated financial statements.

                       GB HOLDINGS, INC. AND SUBSIDIARIES


                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                      Six Months Ended
                                                                          June 30,
                                                               ----------------------------
                                                                   2003               2002
                                                               ------------    ------------
OPERATING ACTIVITIES:
     Net income (loss)                                         $ (4,908,000)   $  1,040,000
     Adjustments to reconcile net income (loss) to net cash
         provided by operating activities:
         Depreciation and amortization, including provision
            for obligatory investments                            7,678,000       6,865,000
         Loss on impairment of fixed assets                              --       1,282,000
         Loss (gain) on disposal of assets                            3,000         (52,000)
         Provision for doubtful accounts                            688,000         912,000
         (Increase) decrease in income tax deposits                  (4,000)        318,000
         (Decrease) increase in accounts receivable                (349,000)      1,470,000
         Increase (decrease) in accounts payable
           and accrued liabilities                                   63,000      (1,634,000)
         Decrease (increase) in other current assets                182,000      (1,481,000)
         Decrease in other noncurrent assets and liabilities        176,000         131,000
                                                               ------------    ------------
            Net cash provided by operating activities             3,529,000       8,851,000
                                                               ------------    ------------
INVESTING ACTIVITIES:
     Purchase of property and equipment                          (6,576,000)     (9,696,000)
     Proceeds from disposition of assets                              2,000          52,000

     Purchase of obligatory investments                          (1,098,000)     (1,281,000)
                                                               ------------    ------------
         Net cash used in investing activities                   (7,672,000)    (10,925,000)
                                                               ------------    ------------
FINANCING ACTIVITIES:
     Repayments of long-term debt                                        --         (10,000)
                                                               ------------    ------------
         Net cash used in financing activities                           --         (10,000)
                                                               ------------    ------------
         Net decrease in cash and cash equivalents               (4,143,000)     (2,084,000)
            Cash and cash equivalents at beginning of period     50,645,000      57,369,000
                                                               ------------    ------------
            Cash and cash equivalents at end of period         $ 46,502,000    $ 55,285,000
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

                       GB HOLDINGS, INC. AND SUBSIDIARIES


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


(1)    Organization, Business and Basis of Presentation

       The condensed consolidated financial statements include the accounts of GB Holdings, Inc. and subsidiaries ("Holdings" or the "Company"). All significant intercompany transactions and balances have been eliminated in consolidation. In management's opinion, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the condensed consolidated financial position as of June 30, 2003 and the condensed consolidated results of operations for the three and six months ended June 30, 2003 and 2002 have been made. The results set forth in the condensed consolidated statement of operations for the six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year.

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

(2)     Income Taxes

        The components of the provision for income taxes are as follows:


                                                  Six Months Ending June 30,
                                                 ---------------------------
                                                   2003               2002
                                                 ---------         ---------

Federal income tax provision:
     Current                                     $      --         $(632,000)
     Deferred                                           --                --

State income tax provision:
     Current                                      (343,000)               --
     Deferred                                           --                --
                                                 ---------         ---------
                                                 $(343,000)        $(632,000)
                                                 =========         =========


        Federal and State income tax benefits or provisions are based upon the results of operations for the current period and the estimated adjustments for income tax purposes of certain nondeductible expenses.

        Due to recurring losses, the Company has not recorded a Federal income tax benefit for the six months ended June 30, 2003. Management is unable to determine that realization of the Company's deferred tax assets are more likely than not, and, thus has provided a valuation allowance for the entire amount.

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                                  (Unaudited)


        The State income tax provision of $343,000 for the six months ended June 30, 2003 is a result of applying the statutory Alternative Minimum Assessment rate of 0.4% to gross receipts, as defined in the Business Tax Reform Act.

(3) Transactions with Related Parties

        Greate Bay Hotel and Casino, Inc.'s ("GBHC") rights to the trade name "Sands" (the "Trade Name") were derived from a license agreement between Greate Bay Casino Corporation and an unaffiliated third party. Amounts payable by GBHC for these rights were equal to the amounts paid to the unaffiliated third party. GBHC was assigned by High River Limited Partnership ("High River") the rights under a certain agreement with the owner of the Trade Name to use the Trade Name as of September 29, 2000 through May 19, 2086 subject to termination rights for a fee after a certain minimum term. High River is an entity controlled by Carl
C. Icahn. High River received no payments for its assignment of these rights. Payment is made directly to the owner of the Trade Name. Such charges amounted to $130,000 and $144,000, respectively, for the six months ended June 30, 2003 and 2002.

        The Stratosphere Casino Hotel & Tower (the "Stratosphere"), an entity controlled by Carl C. Icahn, allocates a portion of certain executive salaries, including Richard P. Brown, as well as other charges for tax preparation, legal fees, travel and entertainment to GBHC. Charges incurred from the Stratosphere for the six months ended June 30, 2003 were $108,000. There were no similar charges for the six months ended June 30, 2002.

        On February 28, 2003, GBHC entered into a two year agreement with XO
New Jersey, Inc., a long-distance phone carrier controlled by Carl C. Icahn. The agreement can be extended beyond the two year term on a month-to-month basis. Charges incurred for the six months ended June 30, 2003 were $26,000.

(4) Legal Proceedings

        Tax appeals on behalf of the Company and the City of Atlantic City challenging the amount of the Company's real property assessments for tax years 1996 through 2003 are pending before the NJ Tax Court.

        The Company discovered certain failures relating to currency transaction reporting and self-reported the situation to the applicable regulatory agencies. The Company conducted an internal examination of the matter and the New Jersey Division of Gaming Enforcement conducted a separate review. The Company has revised internal control processes and taken other measures to address the situation. The Company was advised by the Department of the Treasury that it will not pursue a civil penalty.

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

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                                  (Unaudited)


         On February 26, 2003, the Company received a letter from counsel for Mr. Frederick H. Kraus, Executive Vice President, General Counsel and Secretary, indicating that he had been retained to represent Mr. Kraus "in regards to a constructive discharge, breach of contract, severance pay" and other claims. This matter has been amicably resolved.

(5)     Income (Loss) Per Share

        Statement of Financial Accounting Standards No. 128: "Earnings Per Share", requires, among other things, the disclosure of basic and diluted earnings per share for public companies. Since the capital structure of the Company is simple, in that no potentially dilutive securities were outstanding during the periods presented, basic and diluted income (loss) per share are the same. Basic and diluted income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding.

(6)     Supplemental Cash Flow Information

        Cash paid for interest and income taxes during the six months ended June 30, 2003 and 2002 are set forth below:


                                                   Six Months Ended
                                                        June 30,
                                               ------------------------------
                                                  2003                2002
                                               ----------          ----------

Interest paid                                  $6,050,000          $6,068,000
                                               ==========          ==========

Interest capitalized                           $  211,000          $  532,000
                                               ==========          ==========

Income taxes paid                              $  376,000          $1,006,000
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

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                                  (Unaudited)

(8) Subsequent Event

        On July 14, 2003, a Form 8-K was filed with the Securities and Exchange Commission reporting that a committee of the independent directors of the Company approved a proposed restructuring of the Company's $110 million notes due September 29, 2005 that bear interest at 11% (the Existing Notes") together with various other corporate changes to be accomplished in connection with the proposed restructuring and issued a press release describing the restructuring and other aspects of the proposed transaction. The proposed transaction would involve the following:

         o The amendment of the Existing Indenture to remove certain provisions and covenants and the release of the lien on the Company's assets which is the collateral for the Existing Notes, thereby allowing the transfer of the Company's assets to a newly formed wholly-owned indirect subsidiary of the Company ("Licensee") free and clear of all liens and all obligations under the Existing Indenture. Licensee will guarantee the obligations of a new subsidiary of the Company formed to own Licensee ("Newco") under a new indenture.

         o The solicitation of the exchange (the "Notes Exchange") of the Existing Notes, dollar for dollar, for up to $110 million of notes (the "New Notes") due September 2008 (the "New Maturity Date") which will bear interest at 3% per annum, payable at maturity. The New Notes will be secured by a first lien on the assets of Newco and Licensee. Newco will undertake to provide the funds to the Company to meet scheduled interest payments on the Notes through their scheduled maturity.

         o The payment of $100 by the Company to the holders of the Existing Notes for each $1,000 in principal amount exchanged together with all interest accrued on such Existing Notes through the date of such exchange.

         o The distribution to the Company's common stockholders of warrants exercisable (following the occurrence of certain events) for 27.5% of the common stock of Newco (on a fully diluted basis) (the "Newco Warrants").

         o The holders of a majority of the principal amount of the New Notes have the option at any time prior to the New Maturity Date to cause the entire class of New Notes to simultaneously convert into shares of Newco Stock. Shares of Newco Stock issued upon such conversion of the New Notes will represent 72.5% of the Newco Stock if all of the Existing Notes participate in the Note Exchange. If less than all of the Existing Notes participate in the Note Exchange, then in the event of a conversion of the New Notes into shares of Newco Stock, such shares would be equal on a fully diluted basis, after giving effect to the exercise of the Newco Warrants and the conversion of the New Notes, the product of (a) 72.5% and
                  (b) a fraction, the numerator of which is the principal amount of the New Notes and the denominator of which is the total principal amount of the Existing Notes immediately prior to the Exchange Officer.

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                                  (Unaudited)


         o At the election of the holders of a majority of the principal amount of the New Notes, the holders of the New Notes may be given the ability to convert the New Notes at their option.

         o If all the Existing Notes do not participate in the Note Exchange, the proposed transaction will result in the Company owning shares of Newco Stock which would represent on a fully diluted basis (after giving effect to the exercise of the Newco Warrants and the conversion of the New Notes) a percentage of the Newco Stock equal to the product of (a) 72.5% and (b) a fraction, the numerator of which is the principal amount of the Existing Notes that are not exchanged for New Notes and the denominator of which is the total principal amount of the Existing Notes immediately prior to the Exchange Offer.

        This proposed transaction is subject to the consent of the holders of a majority of the Existing Notes, the exchange of a majority in principal amount of the Existing Notes, the approval of stockholders owning a majority of the common stock of the Company, the effectiveness of all required filing under applicable securities law, and the receipt of all required governmental and third party approvals.

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

LIQUIDITY AND CAPITAL RESOURCES

        Operating Activities

        At June 30, 2003, the Company had cash and cash equivalents of $46.5 million. The Company provided $3.5 million of net cash from operations during the six months ended June 30, 2003 compared to generating $8.9 million during the same prior year period.

        On July 1, 2003, the State of New Jersey enacted certain legislation that established a 7.5% tax on a casino's calendar year 2002 adjusted net income, as defined in the legislation (the "Casino Income Tax"). The Casino Income Tax is payable annually at a minimum of $350,000 per casino through June 2006. Since the Great Bay Hotel and Casino, Inc. ("GBHC") operated at an adjusted net loss in 2002, it is subject to the minimum annual Casino Income Tax. This tax is payable in equal quarterly installments of $87,500. Casinos can receive a portion of this amount in the form of a distribution from the CRDA for approved capital construction projects. Eligible projects include expansions that "increase the square footage of retail space, parking spaces, or hotel rooms or to create a significant physical amenity or improvement."

        Also enacted on July 1, 2003, was legislation to tax complimentaries at a rate of 4.25%. The minimum complimentary tax each casino will have to pay is equivalent to the tax it would have paid in calendar year 2002 if this tax were already in existence. No tax on complimentaries is imposed on the value of any service or property upon which a sales or use tax has been paid by the casino licensee. In addition, parking fees payable to the State of New Jersey increased from $1.50 per vehicle to $3.00 per vehicle. The legislation also disallows deduction of uncollectible gaming receivables in calculating the gross revenue tax on gambling winnings. Management estimates the impact of these new taxes, fees and calculations to be approximately $725,000 over the next four quarters. The incremental cost of the new taxes, fees and calculations includes $350,000 for the Casino Income tax, approximately $260,000 for taxes on complimentaries and increased parking fees and approximately $115,000 attributable to the disallowance of deducting uncollectible gaming receivables for gross revenue tax purposes.

        Investing Activities

        Capital expenditures at the Sands for the six months ended June 30, 2003 amounted to approximately $6.6 million. These expenditures included but were not limited to renovations to the new 'Swingers' Lounge, Pacific Avenue bus center, the Platinum Club players lounge and the new bus patron lobby. In order to enhance its competitive position in the market place, the Sands may determine to incur additional substantial costs and expenses to maintain, improve and expand its facilities and operations. The Company may require additional financing in connection with those activities.

                       GB HOLDINGS, INC. AND SUBSIDIARIES


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)


        The Sands is required by the Casino Act to make certain quarterly deposits based on gross revenue with the Casino Reinvestment Development Authority ("CRDA") in lieu of a certain investment alternative tax. Deposits for the six months ended June 30, 2003 amounted to $1.1 million.

        Financing Activities

        There were no financing activities during the six months ended June 30, 2003. As of June 30, 2003, the only scheduled payment of long-term debt is the $110 million for notes due September 29, 2005 that bear interest at the rate of 11% ("the Existing Notes").

        On July 14, 2003, a Form 8-K was filed with the Securities and Exchange Commission reporting that a committee of the independent directors of the Company approved a proposed restructuring of the Company's Existing Notes together with various other corporate changes to be accomplished in connection with the proposed restructuring and issued a press release describing the restructuring and other aspects of the proposed transaction. The proposed transaction would involve the following:

         o The amendment of the Existing Indenture to remove certain provisions and covenants and the release of the lien on the Company's assets which is the collateral for the Existing Notes, thereby allowing the transfer of the Company's assets to a newly formed wholly-owned indirect subsidiary of the Company ("Licensee") free and clear of all liens and all obligations under the Existing Indenture. Licensee will guarantee the obligations of a new subsidiary of the Company formed to own Licensee ("Newco") under a new indenture.

         o The solicitation of the exchange (the "Notes Exchange") of the Existing Notes, dollar for dollar, for up to $110 million of notes (the "New Notes") due September 2008 (the "New Maturity Date") which will bear interest at 3% per annum, payable at maturity. The New Notes will be secured by a first lien on the assets of Newco and Licensee. Newco will undertake to provide the funds to the Company to meet scheduled interest payments on the Notes through their scheduled maturity.

         o The payment of $100 by the Company to the holders of the Existing Notes for each $1,000 in principal amount exchanged together with all interest accrued on such Existing Notes through the date of such exchange.

         o The distribution to the Company's common stockholders of warrants exercisable (following the occurrence of certain events) for 27.5% of the common stock of Newco (on a fully diluted basis). ("Newco Warrants")

         o The holders of a majority of the principal amount of the New Notes have the option at any time prior to the New Maturity Date to cause the entire class of New Notes to simultaneously convert into shares of Newco Stock. Shares of Newco Stock issued upon such conversion of the New Notes will represent 72.5% of the Newco Stock if all of the Existing Notes participate in the Note Exchange. If less than all of the Existing Notes participate in the Note Exchange, then in the event of a conversion of the New Notes into shares of Newco Stock, such shares would be equal on a fully diluted basis, after giving effect to the exercise of the Newco Warrants and the conversion of the New Notes, the product of (a) 72.5% and
                  (b) a fraction, the numerator of which is the principal amount of the New Notes and the denominator of which is the total principal amount of the Existing Notes immediately prior to the Exchange Officer.

                       GB HOLDINGS, INC. AND SUBSIDIARIES


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)


         o At the election of the holders of a majority of the principal amount of the New Notes, the holders of the New Notes may be given the ability to convert the New Notes at their option.

         o If all the Existing Notes do not participate in the Note Exchange, the proposed transaction will result in the Company owning shares of Newco Stock which would represent on a fully diluted basis (after giving effect to the exercise of the Newco Warrants and the conversion of the New Notes) a percentage of the Newco Stock equal to the product of (a) 72.5% and (b) a fraction, the numerator of which is the principal amount of the Existing Notes that are not exchanged for New Notes and the denominator of which is the total principal amount of the Existing Notes immediately prior to the Exchange Offer.

        This proposed transaction is subject to the consent of the holders of a majority of the Existing Notes, the exchange of a majority in principal amount of the Existing Notes, the approval of stockholders owning a majority of the common stock of the Company, the effectiveness of all required filing under applicable securities law, and the receipt of all required governmental and third party approvals.

        Summary

        Management believes that cash flows to be generated from operations during 2003, as well as available cash reserves, will be sufficient to meet its operating plan and provide for scheduled capital expenditures of approximately $7.5 million for the remaining six months of 2003. However, any significant other capital expenditures may require additional financing.

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

        Self-Insurance - The Company retains the obligation for certain losses related to customer's claims of personal injuries incurred while on the Company property as well as major-medical and dental claims for non-union employees in 2003. The Company accrues for outstanding reported claims, claims that have been incurred but not reported and projected claims based upon management's estimates of the aggregate liability for uninsured claims using historical experience, an adjusting company's estimates and the estimated trends in claim values. Although management believes it has the ability to adequately project and record estimated claim payments, it is possible that actual results could differ significantly from the recorded liabilities.

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

        The following table sets forth certain unaudited financial and operating data relating to the Sands' and all other Atlantic City casinos' capacities, volumes of play, hold percentages and revenues:


                                                         Three Months Ended                 Six Months Ended
                                                              June 30,                         June 30,
                                                    --------------------------------  ------------------------------
                                                          2003            2002             2003              2002
                                                    ---------------  ---------------  --------------   --------------
                                                      (Dollars in Thousands)              (Dollars in Thousands)
Units: (at end of period)
     Table Games       - Sands                                 61               38              61               38
                       - Atlantic City (ex. Sands)          1,154            1,181           1,154            1,181
     Slot Machines     - Sands                              2,171            2,438           2,171            2,438
                       - Atlantic City (ex. Sands)         36,034           35,441          36,034           35,441

Gross Wagering (1)
     Table Games       - Sands                        $    53,144      $    64,332     $    98,315    $     159,349
                       - Atlantic City (ex. Sands)      1,610,605        1,636,075       3,130,602        3,223,664
     Slot Machines     - Sands                            514,630          558,029         993,880        1,140,582
                       - Atlantic City (ex. Sands)      9,787,048        9,662,430      18,502,770       18,694,900

Hold Percentages (2)
     Table Games       - Sands                              15.2%            14.1%           14.7%            15.0%
                       - Atlantic City (ex. Sands)          16.4%            15.9%           16.5%            16.1%
     Slot Machines     - Sands                               8.0%             7.6%            7.9%             7.2%
                       - Atlantic City (ex. Sands)           8.1%             8.2%            8.1%             8.1%

Revenues (2)
     Table Games       - Sands                        $     8,085      $     9,072     $    14,404     $     23,925
                       - Atlantic City (ex. Sands)        264,049          259,370         517,194          517,416
     Slot Machines     - Sands                             41,259           42,360          78,421           82,586
                       - Atlantic City (ex. Sands)        797,265          788,324       1,496,331        1,516,526
     Other (3)         - Sands                                303              422             461            1,013
                       - Atlantic City (ex. Sands)            N/A              N/A             N/A              N/A


-------------------------------
(1) Gross wagering consists of the total value of chips purchased for table games (excluding poker) and keno wagering (the "Drop") and coins wagered in slot machines (the "Handle").

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

        For the three and six months ended June 30, 2003 the table game drop decreased $11.2 million (17.4)% and $61.0 million (38.3%) compared to the comparable periods in 2002. These results are compared to the Atlantic City Industry table drop results of a decrease of $25.4 million (1.6%) and $93 million (2.9%) for the three months and six months ended June 30, 2003 respectively compared to the same periods in 2002. During this 2003 period, the Company reestablished its table games to 61 units compared to 38 units in the prior year. It was during May of 2002 that the Company reduced its table games and related business for the purpose of focusing entirely on the mass slot customer business. The Company changed its business strategy in late 2002 to refocus on the mid to high-end slot customer along with a balanced table game business. It should be noted that marketing adjustments regarding target audience refocus take time to come to fruition. The number of slot machine units as of the end of June 2003 was 2,171 compared to 2,438 at the same time in 2002.Table game hold percentage for the Company increased by 1.1 percentage points to 15.2% and declined 0.3 percentage points to 14.7% for the three and six month periods ended June 30, 2003 respectively compared to the same periods in 2002.

        Slot machine handle for the Company decreased $43.4 million (7.8%), and $146.7 (12.9%) million for the three and six month periods ended June 30, 2003 respectively compared to the same periods in 2002. By comparison, the percentage change in slot machine handle for all other Atlantic City casinos during these periods in 2003 compared to the same periods in 2002 was 1.3% increase for the three month period and a 1.0% decrease for the six month period. The Company's 2003 decrease in handle is attributed to (i) reduced hotel room occupancy from the tour and travel groups during mid-week, a carryover effect from the focus on mass slot play during the first three months of 2003; and (ii) the heavy weighting of lower denomination slot machines remaining from the 2002 mass customer strategy, and (iii) the change in strategy from early 2002 of a "Lowest Slot Hold Percentage" to a more competitive hold percentage in 2003. During June 2003, the Company shifted its weighting of denomination of slot machine units back toward the mid to high end levels. This decrease in slot machine handle was offset by an increase in the hold percentage of 0.4 percentage points to 8.0% and 0.7 percentage points to 7.9% for the three and six month periods ended June 30, 2003 compared to the same periods in 2002. This positive variance in hold percentage was not enough to offset the decrease in slot machine handle and resulted in a decrease in Slot revenue of $1.1 million (2.6%) and $4.2 million (5%) for the three and six-month periods ended June 30, 2003 respectively compared to the periods in 2002. The number of slot machine units as of the end of June 2003 was 2,171 compared to 2,438 at the same time in 2002. On an industry-wide basis, the number of slot machines increased 1.6% at June 30, 2003 compared to the same time period in 2002.

                       GB HOLDINGS, INC. AND SUBSIDIARIES


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)

        The following table sets forth the changes in operating revenues and expenses (unaudited) for the three month and six month periods ended June 30, 2003 and 2002:

                                            Three Months Ended June 30,                        Six Months Ended June 30,
                                   ---------------------------------------------    ---------------------------------------------
                                                              Increase (Decrease)                            Increase (Decrease)
                                     2003         2002           $           %         2003        2002           $           %
                                   ---------    ---------    ---------    ------    ---------    ---------    ---------    ------
                                                                  (Dollars In Thousands)
Revenues:
Casino                             $  49,647    $  51,854    $  (2,207)    (4.26)   $  93,286    $ 107,524    $ (14,238)   (13.24)
Rooms                                  2,956        3,049          (93)    (3.05)       5,415        5,795         (380)    (6.56)
Food and Beverage                      5,511        5,752         (241)    (4.19)      10,175       12,217       (2,042)   (16.71)
Other                                  1,080        1,050           30      2.86        1,963        1,978          (15)    (0.76)

Promotional Allowances                13,164       12,123       (1,041)    (8.59)      25,008       24,688         (320)    (1.30)

Expenses:
Casino                                33,072       35,303       (2,231)    (6.32)      64,958       72,123       (7,165)    (9.93)
Rooms                                    596        1,016         (420)   (41.34)       1,030        2,120       (1,090)   (51.42)
Food and Beverage                      2,425        2,822         (397)   (14.07)       4,481        5,312         (831)   (15.64)
Other                                    784          675          109     16.15        1,388        1,408          (20)    (1.42)
General and Administrative             2,739        4,032       (1,293)   (32.07)       5,261        6,944       (1,683)   (24.24)
Depreciation and Amortization          3,947        3,622          325      8.97        7,678        6,865          813     11.84
Loss on impairment of fixed assets        --        1,282       (1,282)   (100.00)         --        1,282       (1,282)   (100.00)
Loss (gain) on disposal of assets         (1)         (37)          36    (97.30)           3          (52)          55    (105.77)

Income from Operations                 2,468          867        1,601    184.66        1,032        6,824       (5,792)   (84.88)

Non-operating expense, net            (2,791)      (2,713)         (78)    (2.88)      (5,597)      (5,152)        (445)    (8.64)
Income Tax (Provision) Benefit          (184)         628         (812)   (129.30)       (343)        (632)         289     45.73
Net income (loss)                       (507)      (1,218)         711     58.37       (4,908)       1,040       (5,948)   (571.94)

        Revenues

        Overall casino revenues decreased $2.2 million (4.3%) and $14.2 million (13.2%) for the three and six-month periods ended June 30, 2003 respectively compared to the same periods in 2002. The decreases in casino revenues are attributable to the decreases in table game drop and slot machine handle as described above, along with the related changes in hold percentage.

                       GB HOLDINGS, INC. AND SUBSIDIARIES


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)

        Room revenue decreased $93,000 (3.0%) and $380,000 (6.6%) for the three and six-month periods ended June 30, 2003, respectively, compared to the same period in 2002. The decreases in room revenue is directly attributable to the decrease in average room rate for the three months ended June 30, 2003 compared to the same period in 2002 and a decrease in occupancy percentage along with a decrease in average room rate for the six months ended June 30, 2003 compared to the same period in 2002. The decreases are attributable to less tour and travel business, as described above, than 2002 which was replaced by more, lower priced complimentary rooms during the three months ended June 30, 2003 as the Company moved to reinvest more in its customer in its attempts to recapture market share with its increased table game presence and emphasis on mid to high end slots.

        Food and Beverage revenues decreased $241,000 (4.2%) and $2.0 million (16.7%) for the three and six-month periods ended June 30, 2003 respectively compared to the same periods in 2002. These decreases are directly attributable to the decrease in gaming volume and hotel occupancy primarily in the first three months of 2003.

        Other revenues increased $30,000 (2.9%) and decreased $15,000 (0.8%) for the three and six-month periods ended June 30, 2003 respectively compared to the same periods in 2002. The increase during the three-month period is primarily attributable to more entertainment shows in the Copa Room, while the decrease for the six-month period is due to a reduction in commissions ($207,000), offset by increases in entertainment ($101,000) and parking revenues ($97,000).

Promotional Allowances

        Promotional allowances are comprised of (i) the estimated retail value of goods and services provided free of charge to casino customers under various marketing programs, (ii) the cash value of redeemable points earned under a customer loyalty program based on the amount of slot play and (iii) coin and cash coupons and discounts. The dollar amount of promotional allowances increased $1.0 million (8.6%) and $320,000 (1.3%) for the three and six-month periods ended June 30, 2003, respectively, compared to the same periods in 2002. As a percentage of casino revenues, promotional allowances increased to 26.5% from 23.4% and 26.8 % from 23% for the three and six-month periods ended June 30, 2003, respectively, compared to the same periods in 2002. The increase in this ratio is directly attributable to the Company's focus on recapture of lost market share related to its table game enhancement and refocus on the mid to high end slots.

        Departmental Expenses

        Casino expenses at the Sands decreased by $2.2 million and $7.2 million, respectively, for the three and six months ended June 30, 2003 compared to the same prior year period. The decrease in casino expenses is primarily due to the reduction of payroll expenses ($828,000 and $2.6 million for the three and six months ended June 30, 2003, respectively) due to the reduction in table games. Also, the lower complimentary costs associated with amenities provided free of charge contributed to the favorable variance ($672,000 and $1.8 million for the three and six months ended June 30, 2003, respectively). Expenses allocated to the casino department were lower by $330,000 and $1.1 million for the three and six months ended June 30, 2003, respectively, as a result of overall cost reductions in other operating departments. Gaming revenue tax was reduced by $163,000 and $1.1 million for the three and six months ended June 30, 2003, respectively, as a result of lower casino revenues. Direct mail and radio advertising increased by $668,000 and $966,000 for the three and six months ended June 30, 2003, respectively, due to a marketing campaign aimed at spreading the new Sands "All The Way" image to key markets.

                       GB HOLDINGS, INC. AND SUBSIDIARIES


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)

        Rooms expenses decreased $420,000 and $1.1 million for the three and six months ended June 30, 2003 compared to the same prior year period. Rooms payroll and benefits decreased $280,000 and $547,000 for the three and six months ended June 30, 2003, respectively, due to a reorganization of management. Also contributing to the favorable variance were reduced costs for linen usage ($18,000 and $64,000 for the three and six months ended June 30, 2003, respectively) and outside laundry expense ($10,000 and $37,000 for the three and six months ended June 30, 2003, respectively). The decreases were also due to a larger share of costs allocated to casino expenses ($206,000 for the six months ended June 30, 2003) as a result of increased room complimentaries generated by casino operations. Total complimentary room nights increased by 15,584 or 24.4% for the six months ended June 30, 2003 over the same prior year period.

         Food and beverage expenses decreased $397,000 and $831,000, respectively, for the three and six months ended June 30, 2003 compared to the same prior year period. The decreases were due to reductions in payroll and benefits ($1.0 million and $2.5 million for the three and six months ended June 30, 2003, respectively) and food and beverage cost of sales ($346,000 and $1.2 million for the three and six months ended June 30, 2003, respectively), which were a result of a reorganization of management, a reduction in unproductive operating hours in certain outlets and closing the employee cafeteria production kitchen. Food and beverage costs allocated to Casino expense declined $439,000 and $1.8 million for the three and six months ended June 30, 2003, respectively compared to the same prior year periods as a result of a combination of lower complimentary food and beverage activity and lower food and beverage production costs.

         Other expenses increased $109,000 for the three months ended June 30, 2003, compared to the same prior year period as a result of an increase in entertainment costs ($44,000) and the allocation of entertainment complimentaries by casino operations ($170,000) due to more shows. These costs were offset by favorable variances in limousine rentals ($76,000) and payroll ($68,000).

        General and Administrative Expenses

        General and administrative expenses decreased $1.3 million and $1.7 million, respectively, for the three and six months ended June 30, 2003, compared to the same prior year periods. The decreases were due to lower payroll and benefits as a result of a reduction in workforce at the beginning of 2003 ($516,000 and $1.3 million for the three and six months ended June 30, 2003, respectively) and the cost of a 2002 severance package ($1.0 million) that had no comparable cost in 2003. These were offset by increases in insurance ($310,000 and $628,000 for the three and six months ended June 30, 2003, respectively), property taxes ($222,000 and $446,000 for the three and six months ended June 30, 2003, respectively) and trash removal ($239,000 and $240,000 for the three and six months ended June 30, 2003, respectively), compared to the same prior year periods.

        Depreciation and Amortization, including Provision for Obligatory

Investments

        Depreciation and amortization expense increased $325,000 and $813,000, respectively, for the three and six month periods ended June 30, 2003, compared to the same prior year periods due to an increase in depreciation expense ($179,000 and $794,000 for the three and six months ended June 30, 2003, respectively) as a result of the continued investment in infrastructure and equipment during the current and preceding year. These were offset by lower amortization of CRDA losses ($41,000 and $27,000 for the three and six months ended June 30, 2003, respectively) as a result of reduced casino revenues.

                       GB HOLDINGS, INC. AND SUBSIDIARIES


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)

        Interest Income and Expense

        Interest income decreased by $68,000 and $169,000, respectively, during the three and six month period ended June 30, 2003, compared to the same prior year periods. The decrease was due to smaller earnings on decreased cash reserves and lower interest rates.

        Interest expense increased $10,000 and $276,000, respectively, during the three and six month period ended June 30, 2003, compared to the same periods in 2002. The increase is due to a larger accrual of capitalized interest in 2002 ($532,000) compared to 2003 ($211,000). It is the Company's policy to capitalize interest on construction projects in excess of $250,000.

        Income Tax (Provision) Benefit

        Federal and State income tax benefits or provisions are based upon the results of operations for the current period and the estimated adjustments for income tax purposes of certain nondeductible expenses.

        Due to recurring losses, the Company has not recorded Federal income tax for the six months ended June 30, 2003.

        The State income tax provision of $184,000 and $343,000, respectively, for the three and six months ended June 30, 2003 is a result of applying the statutory Alternative Minimum Assessment rate of 0.4% to gross receipts, as defined in the Business Tax Reform Act.

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

PART II:  OTHER INFORMATION

Item 6.(a) Exhibits

   31.1 Certification of Chief Executive Officer Pursuant to 13a-14 of the Securities Exchange Act of 1934, as amended

   31.2 Certification of Chief Financial Officer Pursuant to 13a-14 of the Securities Exchange Act of 1934, as amended

   32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

   32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)


Item 6.(b) Reports on Form 8-K

        During the quarter ended June 30, 2003 the Registrants did not file any reports on form 8-K:


SIGNATURES

        Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Atlantic City, State of New Jersey on August 14, 2003.

                                                   GB HOLDINGS, INC.
                                               GB PROPERTY FUNDING CORP.
                                          GREATE BAY HOTEL AND CASINO, INC.
                                          --------------------------------
                                                      Registrants

Date:       August 14, 2003                 By: /s/ Timothy A. Ebling
     --------------------------------          --------------------------------
                                                    Timothy A. Ebling
                                                    Chief Financial Officer