Form 10-Q
period 2003-09-30
GREATE BAY HOTEL & CASINO INC; GB PROPERTY FUNDING CORP; GB HOLDINGS INC
filed 2003-11-14
CIK 906595, 912906, 912926

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                    FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 2003
                               ---------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               --------------------         --------------------

Commission file number                        33-69716
                       ------------------------------------------------

                            GB PROPERTY FUNDING CORP.
                                GB HOLDINGS, INC.
                        GREATE BAY HOTEL AND CASINO, INC.
--------------------------------------------------------------------------------
           (Exact name of each Registrant as specified in its charter)

                 DELAWARE                                     75-2502290
                 DELAWARE                                     75-2502293
                 NEW JERSEY                                   22-2242014
------------------------------------------             -------------------------
    (States or other jurisdictions of                      (I.R.S. Employer
      incorporation or organization)                     Identification No.'s)

         c/o Sands Hotel & Casino
   Indiana Avenue & Brighton Park
        Atlantic City, New Jersey                                08401
------------------------------------------                --------------------
 (Address of principal executive offices)                     (Zip Code)

(Registrants' telephone number, including area code):       (609) 441-4633
                                                      --------------------------

                                (Not Applicable)
--------------------------------------------------------------------------------
              (Former name, former address, and former fiscal year,
                         if changed since last report.)

      Indicate by check mark whether each of the Registrants (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes X        No
                                                  ------      ------

      Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes  X          No
                          ------         ------

      Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act)  Yes        No  X
                                               ------    ------

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

           Registrant                          Class                    Outstanding at November 7, 2003
---------------------------------  -----------------------------    --------------------------------------
    GB Property Funding Corp.      Common stock, $1.00 par value               100 shares
        GB Holdings, Inc.          Common stock, $.01 par value             10,000,000 shares
Greate Bay Hotel and Casino, Inc.    Common stock, no par value                100 shares

                       GB HOLDINGS, INC. AND SUBSIDIARIES



                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                     ASSETS
                                  (Unaudited)

                                                                     September           December 31,
                                                                        2003                2002
                                                                 -----------------   ------------------
Current Assets:
   Cash and cash equivalents                                     $      37,955,000   $       50,645,000
   Accounts receivable, net of allowances
        of $6,598,000 and   $11,301,000, respectively                    4,361,000            4,976,000
   Inventories                                                           2,028,000            1,857,000
   Income tax deposits                                                   1,359,000            1,359,000
   Prepaid expenses and other current assets                             3,655,000            3,067,000
                                                                 -----------------   ------------------
        Total current assets                                            49,358,000           61,904,000
                                                                 -----------------   ------------------
Property and Equipment:
   Land                                                                 54,344,000           54,344,000
   Buildings and improvements                                           92,747,000           91,657,000
   Equipment                                                            57,789,000           46,119,000
   Construction in progress                                              1,318,000            3,597,000
                                                                 -----------------   ------------------
                                                                       206,198,000          195,717,000
   Less - accumulated depreciation and
        amortization                                                   (36,319,000)         (26,095,000)
                                                                 -----------------   ------------------
   Property and equipment, net                                          169,879,00          169,622,000
                                                                 -----------------   ------------------
Other Assets:
   Obligatory investments, net of allowances of
     $10,802,000 and $10,028,000, respectively                          10,903,000           10,069,000
   Other assets                                                          2,557,000            3,117,000
                                                                 -----------------   ------------------
        Total other assets                                              13,460,000           13,186,000
                                                                 -----------------   ------------------
                                                                 $     232,697,000   $      244,712,000
                                                                 =================   ==================


  The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

                       GB HOLDINGS, INC. AND SUBSIDIARIES



                     CONDENSED CONSOLIDATED BALANCE SHEETS


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                                   (Unaudited)

                                                                     September 30,       December 31,
                                                                         2003               2002
                                                                  ------------------  -----------------
Current Liabilities
   Accounts payable                                               $        4,591,000  $       5,598,000
   Accrued liabilities -
        Salaries and wages                                                 3,739,000          3,717,000
        Interest                                                              67,000          3,092,000
        Gaming obligations                                                 2,845,000          3,752,000
        Self-insurance                                                     2,117,000          1,805,000
        Other                                                              4,698,000          3,955,000
                                                                  ------------------  -----------------
        Total current liabilities                                         18,057,000         21,919,000
                                                                  ------------------  -----------------
Long-Term Debt, net of current maturities                                110,000,000        110,000,000
                                                                  ------------------  -----------------
Other Noncurrent Liabilities                                               3,656,000          3,445,000
                                                                  ------------------  -----------------
Commitments and Contingencies
Shareholders' Equity:
   Preferred stock, $.01 par value per share;
     5,000,000 shares authorized; 0 shares outstanding                             -                  -
   Common Stock, $.01 par value per share;
     20,000,000 shares authorized;
     10,000,000 shares issued and outstanding                                100,000            100,000
   Additional paid-in capital                                            124,900,000        124,900,000
   Accumulated deficit                                                   (24,016,000)       (15,652,000)
                                                                  ------------------  -----------------
        Total shareholders' equity                                       100,984,000        109,348,000
                                                                  ------------------  -----------------
                                                                  $      232,697,000  $     244,712,000
                                                                  ==================  =================

  The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

                       GB HOLDINGS, INC. AND SUBSIDIARIES



                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                                              Three Months Ended
                                                                                 September 30,
                                                                       --------------------------------
                                                                             2003             2002
                                                                       ---------------  ---------------
Revenues:
   Casino                                                              $    48,907,000  $    53,921,000
   Rooms                                                                     3,115,000        2,870,000
   Food and beverage                                                         6,627,000        6,083,000
   Other                                                                     1,047,000          897,000
                                                                       ---------------  ---------------
                                                                            59,696,000       63,771,000
   Less - promotional allowances                                           (13,655,000)     (13,974,000)
                                                                       ---------------  ---------------
     Net revenues                                                           46,041,000       49,797,000
                                                                       ---------------  ---------------
Expenses:
   Casino                                                                   35,291,000       36,859,000
   Rooms                                                                       605,000          377,000
   Food and beverage                                                         2,833,000        3,184,000
   Other                                                                       992,000          651,000
   General and administrative                                                2,630,000        2,988,000
   Depreciation and amortization, including provision
     for obligatory investments                                              4,114,000        3,776,000
   (Gain) loss on disposal of assets                                          (107,000)          24,000
                                                                       ---------------  ---------------
     Total expenses                                                         46,358,000       47,859,000
                                                                       ---------------  ---------------
Income (loss) from operations                                                 (317,000)       1,938,000
                                                                       ---------------  ---------------
Non-operating income (expense):
   Interest income                                                             136,000          308,000
   Interest expense                                                         (3,003,000)      (2,959,000)
                                                                       ---------------  ---------------
   Total non-operating expense, net                                         (2,867,000)      (2,651,000)
                                                                       ---------------  ---------------
Loss before income taxes                                                    (3,184,000)        (713,000)
   Income tax provision                                                       (272,000)        (193,000)
                                                                       ---------------  ---------------
Net loss                                                               $    (3,456,000) $      (906,000)
                                                                       ===============  ===============
Basic/diluted loss per common share                                    $         (0.35) $         (0.09)
                                                                       ===============  ===============
Basic/diluted weighted average common shares outstanding                    10,000,000       10,000,000
                                                                       ===============  ===============

  The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

                       GB HOLDINGS, INC. AND SUBSIDIARIES


                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)

                                                                                 Nine Months Ended
                                                                                   September 30,
                                                                     ------------------------------------------
                                                                             2003                      2002
                                                                     ------------------       -----------------
Revenues:
   Casino                                                            $      142,193,000       $     161,445,000
   Rooms                                                                      8,530,000               8,665,000
   Food and beverage                                                         16,802,000              18,300,000
   Other                                                                      3,010,000               2,875,000
                                                                     ------------------       -----------------
                                                                            170,535,000             191,285,000
   Less - promotional allowances                                            (38,663,000)            (38,662,000)
                                                                     ------------------       -----------------
     Net revenues                                                           131,872,000             152,623,000
                                                                     ------------------       -----------------
Expenses:
   Casino                                                                   100,249,000             108,982,000
   Rooms                                                                      1,635,000               2,497,000
   Food and beverage                                                          7,314,000               8,496,000
   Other                                                                      2,380,000               2,059,000
   General and administrative                                                 7,891,000               9,932,000
   Depreciation and amortization, including provision
     for obligatory investments                                              11,792,000              10,641,000
   Loss on impairment of fixed assets                                                 -               1,282,000
   Gain on disposal of assets                                                  (104,000)                (28,000)
                                                                     ------------------       -----------------
     Total expenses                                                         131,157,000             143,861,000
                                                                     ------------------       -----------------
Income from operations                                                          715,000               8,762,000
                                                                     ------------------       -----------------
Non-operating income (expense):
   Interest income                                                              497,000                 838,000
   Interest expense                                                          (8,961,000)             (8,641,000)
                                                                     ------------------       -----------------
   Total non-operating expense, net                                          (8,464,000)             (7,803,000)
                                                                     ------------------       -----------------
Income (loss) before income taxes                                            (7,749,000)                959,000
   Income tax provision                                                        (615,000)               (825,000)
                                                                     ------------------       -----------------
Net income (loss)                                                    $       (8,364,000)      $         134,000
                                                                     ==================       =================
Basic/diluted income (loss) per common share                         $            (0.84)      $            0.01
                                                                     ==================       =================
Weighted average common shares outstanding                                   10,000,000              10,000,000
                                                                     ==================       =================

  The accompanying notes to condensed consolidated financial statements are an integral part of these consolidated financial statements.

                       GB HOLDINGS, INC. AND SUBSIDIARIES


                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)



                                                                        Nine Months Ended
                                                                         September 30,
                                                                ------------    ------------
                                                                    2003            2002
                                                                ------------    ------------
OPERATING ACTIVITIES:
   Net income (loss)                                            $ (8,364,000)   $    134,000
   Adjustments to reconcile net income (loss) to net cash
     (used in) provided by operating activities:
     Depreciation and amortization, including provision
          for obligatory investments                              11,792,000      10,641,000
     Loss on impairment of fixed assets                                   --       1,282,000
     Gain on disposal of assets                                     (104,000)        (28,000)
     Provision for doubtful accounts                                 858,000       1,253,000
     Increase in income tax deposits                                      --        (385,000)
     (Decrease) increase in accounts receivable                     (243,000)      2,287,000
     Decrease in accounts payable
        and accrued liabilities                                   (3,914,000)     (6,172,000)
     Increase in other current assets                               (765,000)     (2,328,000)
     Decrease in other noncurrent assets and liabilities             268,000         429,000
                                                                ------------    ------------

          Net cash (used in) provided by operating activities       (472,000)      7,113,000
                                                                ------------    ------------
INVESTING ACTIVITIES:
   Purchase of property and equipment                            (10,614,000)    (12,729,000)
   Proceeds from disposition of assets                               110,000          79,000
   Proceeds from sale of investments                                      --         213,000
   Purchase of obligatory investments                             (1,714,000)     (1,995,000)
                                                                ------------    ------------
     Net cash used in investing activities                       (12,218,000)    (14,432,000)
                                                                ------------    ------------
FINANCING ACTIVITIES:
   Repayments of long-term debt                                           --         (13,000)
                                                                ------------    ------------
     Net cash used in financing activities                                --         (13,000)
                                                                ------------    ------------
     Net decrease in cash and cash equivalents                   (12,690,000)     (7,332,000)
          Cash and cash equivalents at beginning of period        50,645,000      57,369,000
                                                                ------------    ------------
          Cash and cash equivalents at end of period            $ 37,955,000    $ 50,037,000
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

                       GB HOLDINGS, INC. AND SUBSIDIARIES


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


(1)     Organization, Business and Basis of Presentation

        The condensed consolidated financial statements include the accounts of GB Holdings, Inc. and subsidiaries ("Holdings" or the "Company"). All significant intercompany transactions and balances have been eliminated in consolidation. In management's opinion, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the condensed consolidated financial position as of September 30, 2003 and the condensed consolidated results of operations for the three and nine months ended September 30, 2003 and 2002 have been made. The results set forth in the condensed consolidated statement of operations for the nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year.

        The condensed consolidated financial statements were prepared following the requirements of the Securities and Exchange Commission ("SEC") for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by accounting principles generally accepted in the United States of America ("US GAAP") can be condensed or omitted.

        The Company is responsible for the unaudited financial statements included in this document. As these are condensed financial statements, they should be read in conjunction with the consolidated financial statements and notes included in the Company's latest Form 10-K.

(2)     Income Taxes

        The components of the provision for income taxes are as follows:


                                                    Three Months Ended                  Nine Months Ended
                                                       September 30,                      September 30,
                                                 --------------------------        ---------------------------
                                                    2003            2002              2003            2002
                                                 ---------        ---------        ---------        ----------
Federal income tax provision:
   Current                                       $      --        $ 417,000        $      --        $(215,000)
   Deferred                                             --               --               --               --
State income tax provision:
   Current                                        (272,000)        (610,000)        (615,000)        (610,000)
   Deferred                                             --               --               --               --
                                                 ---------        ---------        ---------        ---------
                                                 $(272,000)       $(193,000)       $(615,000)       $(825,000)
                                                 =========        =========        =========        =========

        Federal and State income tax benefits or provisions are based upon the results of operations for the current period and the estimated adjustments for income tax purposes of certain nondeductible expenses.

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                                   (Unaudited)

        Due to recurring losses, the Company has not recorded a Federal income tax benefit for the nine months ended September 30, 2003. Management is unable to determine that realization of the Company's deferred tax assets are more likely than not, and thus has provided a valuation allowance for the entire amount.

        On July 1, 2003, the State of New Jersey enacted certain legislation that established a 7.5% tax on a casino's calendar year 2002 adjusted net income, as defined in the legislation (the "Casino Income Tax"). The Casino Income Tax is payable annually at a minimum of $350,000 per casino from July 2003 through and including June 2006. Since Greate Bay Hotel and Casino, Inc. ("Operating") operated at an adjusted net loss in 2002, it is subject to the minimum annual Casino Income Tax. This tax is payable in equal quarterly installments of $87,500. Casinos can receive a portion of this amount in the form of a distribution from the Casino Reinvestment Development Authority ("CRDA") for approved capital construction projects. Eligible projects include expansions that "increase the square footage of retail space, parking spaces, or hotel rooms or to create a significant physical amenity or improvement."

        The State income tax provision of $272,000 and $615,000 for the three and nine months ended September 30, 2003, respectively, is a combination of applying the statutory Alternative Minimum Assessment rate of 0.4% to gross receipts, as defined in the Business Tax Reform Act ($127,500 and $610,000 for the three months ended September 30, 2003 and 2002, respectively and $527,000 and $610,000 for the nine months ended September 30, 2003 and 2002, resepctively) and one-quarter of the minimum Casino Income Tax ($87,500).


(3)     Transactions with Related Parties

        Operating's rights to the trade name "Sands" (the "Trade Name") are derived from an agreement between Cyprus LLC and Larch LLC (collectively, "High River") and an unaffiliated third party. High River is controlled by Carl C. Icahn. Operating was assigned by High River the rights under a certain agreement with the owner of the Trade Name to use the Trade Name as of September 29, 2000 through May 19, 2086 subject to termination rights for a fee after a certain minimum term. High River received no payments for its assignment of these rights. Amounts payable by Operating for these rights were equal to the amounts paid to the unaffiliated third party. Payment is made directly to the owner of the Trade Name. Such charges amounted to $203,000 and $212,000, respectively, for the nine months ended September 30, 2003 and 2002 and $71,000 and $75,000, respectively for the three months ended September 30, 2003 and 2002.

        The Stratosphere Casino Hotel & Tower (the "Stratosphere"), an entity controlled by Carl C. Icahn, allocates a portion of certain executive salaries, including the salary of Richard P. Brown, as well as other charges for tax preparation, legal fees, travel and entertainment to Operating. Payments for such charges incurred from the Stratosphere for the three and nine months ended September 30, 2003 amounted to $35,000 and $143,000, respectively. There were no similar charges for the nine months ended September 30, 2002.

        On February 28, 2003, Operating entered into a two year agreement with XO New Jersey, Inc. a long-distance phone carrier controlled by Carl C. Icahn. The agreement can be extended beyond the minimum two year term on a month-to-month basis. Payments for such charges incurred for the three and nine months ended September 30, 2003 amounted to $43,000 and $48,000, respectively.

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                                   (Unaudited)

(4)     Legal Proceedings

        Tax appeals on behalf of the Company and the City of Atlantic City challenging the amount of the Company's real property assessments for tax years 1996 through 2003 are pending before the NJ Tax Court.

        In 2001, the Company discovered certain failures relating to currency transaction reporting and self-reported the situation to the applicable regulatory agencies. The Company conducted an internal examination of the matter and the New Jersey Division of Gaming Enforcement conducted a separate review. The Company has revised internal control processes and taken other measures to address the situation. In May 2003, the Company was advised by the Department of the Treasury that it will not pursue a civil penalty.

         On February 26, 2003, the Company received a letter from counsel for Mr. Frederick H. Kraus, Executive Vice President, General Counsel and Secretary, indicating that he had been retained to represent Mr. Kraus "in regards to a constructive discharge, breach of contract, severance pay" and other claims. This matter was amicably resolved in July 2003.

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

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                                   (Unaudited)

(6)     Supplemental Cash Flow Information

        Cash paid for interest and income taxes during the nine months ended September 30, 2003 and 2002 are set forth below:

                                          Nine Months Ended
                                            September 30,
                                    -------------------------------
                                        2003                2002
                                    -----------         -----------
Interest paid                       $12,100,000         $12,127,000
                                    -----------         -----------
Interest capitalized                $   287,000         $   676,000
                                    -----------         -----------
Income taxes paid                   $   463,000         $ 1,566,000
                                    -----------         -----------


(7)     New Accounting Pronouncement

         On January 1, 2003, the Company adopted FAS No. 143, "Asset Retirement Obligations" ("FAS No. 143"), which provides the accounting requirements for retirement obligations associated with tangible long-lived assets. This statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The adoption of FAS No. 143 did not have any impact on the Company's condensed consolidated financial statements.

(8)     Subsequent Events

        On July 14, 2003, a Form 8-K was filed with the SEC reporting that a committee of the independent directors of the Company approved a proposed restructuring of the Company's $110 million notes due September 29, 2005 that bear interest at 11% (the "Existing Notes") together with various other corporate changes to be accomplished in connection with the proposed restructuring.

        In connection with the foregoing, on November 13, 2003, Atlantic Coast Entertainment Holdings, Inc. ("Atlantic"), a newly formed wholly owned subsidiary of Operating, filed with the SEC, a Registration Statement on Form S-4 (which contains a preliminary prospectus), under the Securities Act of 1933, as amended (the "Securities Act"), to transfer substantially all of the assets of the Company to Atlantic and the registration of certain securities to be issued to the stockholders of the Company; and, also on such date, Atlantic and ACE Gaming, LLC, a newly formed wholly owned subsidiary of Atlantic, filed with the SEC, a Registration Statement on Form S-4 under the Securities Act, with respect to a consent solicitation and exchange offer with respect to the Existing Notes. Neither of such Registration Statements have been declared effective. The Company and Atlantic also filed with the SEC a schedule 13e-3, under the Securities and Exchange Act of 1934, with respect to such transactions.

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                                   (Unaudited)


        On November 12, 2003, the Company, GB Property Funding Corp. ("Funding"), a wholly owned subsidiary of the Company, and Operating announced that they have filed an application to voluntarily delist the Existing Notes from trading on the American Stock Exchange ("Amex") and have asked Amex to suspend trading of the Notes if and at the time that the SEC grants the application to withdraw the Existing Notes from listing. At this time, the Company, Funding, and Operating do not know whether the SEC will grant the application and if it does, when that will occur.

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

LIQUIDITY AND CAPITAL RESOURCES

        Operating Activities

        At September 30, 2003, GB Holdings, Inc. and Subsidiaries (the "Company") had cash and cash equivalents of $38.0 million. The Company used $472,000 of net cash from operations during the nine months ended September 30, 2003 compared to generating $7.1 million during the same prior year period.

        On July 1, 2003, the State of New Jersey enacted certain legislation that established a 7.5% tax on a casino's calendar year 2002 adjusted net income, as defined in the legislation (the "Casino Income Tax"). The Casino Income Tax is payable annually at a minimum of $350,000 per casino from July 2003 through and including June 2006. Since the Greate Bay Hotel and Casino, Inc. ("Operating") operated at an adjusted net loss in 2002, it is subject to the minimum annual Casino Income Tax. This tax is payable in equal quarterly installments of $87,500. Casinos can receive a portion of this amount in the form of a distribution from the Casino Reinvestment Development Authority ("CRDA") for approved capital construction projects. Eligible projects include expansions that "increase the square footage of retail space, parking spaces, or hotel rooms or to create a significant physical amenity or improvement."

        Also enacted on July 1, 2003, was legislation to tax complimentaries at a rate of 4.25% of their retail value, as defined. The minimum complimentary tax each casino will have to pay is equivalent to the tax it would have paid in calendar year 2002 if this tax were already in existence. In addition, parking fees payable to the State of New Jersey increased from $1.50 per vehicle to $3.00 per vehicle. The legislation also disallows deduction of uncollectible gaming receivables in calculating the gross revenue tax on gambling winnings. Management estimates the impact of these new taxes, fees and calculations to be approximately $725,000 over the four quarters beginning July 1, 2003. The incremental cost of the new taxes, fees and calculations includes $350,000 for the Casino Income tax, approximately $260,000 for taxes on complimentaries and increased parking fees and approximately $115,000 attributable to the disallowance of deducting uncollectible gaming receivables for gross revenue tax purposes.

        Investing Activities

        Capital expenditures at the Sands Hotel and Casino ("The Sands") for the nine months ended September 30, 2003 amounted to approximately $10.6 million. These capital expenditures included, but were not limited to, the new 'Swingers' Lounge, Pacific Avenue bus center, and lobby and the Platinum Club players lounge. In order to enhance its competitive position in the market place, the Sands may determine to incur additional substantial costs and expenses to maintain, improve and expand its facilities and operations. The Company may require additional financing in connection with those activities.

                       GB HOLDINGS, INC. AND SUBSIDIARIES


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)


        The Sands is required by the Casino Act to make certain quarterly deposits based on gross revenue with the CRDA in lieu of a certain investment alternative tax. Deposits for the nine months ended September 30, 2003 amounted to $1.7 million.

        Financing Activities

        There were no financing activities during the nine months ended September 30, 2003. As of September 30, 2003, the only scheduled payment of long-term debt is the Existing Notes.

        On July 14, 2003, a Form 8-K was filed with the SEC reporting that a committee of the independent directors of the Company approved a proposed restructuring of the Company's $110 million notes due September 29, 2005 that bear interest at 11% (the "Existing Notes"), together with various other corporate changes to be accomplished in connection with the proposed restructuring.

        In connection with the foregoing, on November 13, 2003, Atlantic Coast Entertainment Holdings, Inc. ("Atlantic"), a newly formed wholly owned subsidiary of Operating, filed with the SEC, a Registration Statement on Form S-4 (which contains a preliminary prospectus), under the Securities Act of 1933, as amended (the "Securities Act"), to transfer substantially all of the assets of the Company to Atlantic and the registration of certain securities to be issued to the stockholders of the Company; and, also on such date, Atlantic and ACE Gaming, LLC, a newly formed wholly owned subsidiary of Atlantic, filed with the SEC, a Registration Statement on Form S-4 under the Securities Act, with respect to a consent solicitation and exchange offer with respect to the Existing Notes. Neither of such Registration Statements have been declared effective. The Company and Atlantic also filed with the SEC a schedule 13e-3, under the Securities and Exchange Act of 1934, with respect to such transactions.

                       GB HOLDINGS, INC. AND SUBSIDIARIES


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)


        On November 12, 2003, the Company, GB Property Funding Corp. ("Funding"), a wholly owned subsidiary of the Company, and Operating announced that they have filed an application to voluntarily delist the Existing Notes from trading on the American Stock Exchange ("Amex") and have asked Amex to suspend trading of the Notes if and at the time that the Securities and Exchange Commission ("SEC") grants the application to withdraw the Existing Notes from listing. At this time, the Company, Funding, and Operating do not know whether the SEC will grant the application and if it does, when that will occur.

        Summary

        Management believes that cash flows to be generated from operations during 2003, as well as available cash reserves, will be sufficient to meet its operating plan and provide for scheduled capital expenditures of approximately $3.8 million for the remaining three months of 2003 and for the next twelve months. However, any significant other capital expenditures may require additional financing.

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

        Self-Insurance - The Company retains the obligation for certain losses related to customer's claims of personal injuries incurred while on the Company property as well as workers compensation claims beginning in 2002 and major-medical claims for non-union employees in 2003. The Company accrues for outstanding reported claims, claims that have been incurred but not reported and projected claims based upon management's estimates of the aggregate liability for uninsured claims using historical experience, an adjusting company's estimates and the estimated trends in claim values. Although management believes it has the ability to adequately project and record estimated claim payments, it is possible that actual results could differ significantly from the recorded liabilities.

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

                       GB HOLDINGS, INC. AND SUBSIDIARIES


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)


        The following table sets forth certain unaudited financial and operating data relating to The Sands' and all other Atlantic City casinos' capacities, volumes of play, hold percentages and revenues:

                                                  Three Months Ended                 Nine Months Ended
                                                     September 30,                     September 30,
                                             -----------------------------   -------------------------------
                                                  2003          2002               2003              2002
                                             ------------    -------------    -------------     ------------
                                               (Dollars in Thousands)             (Dollars in Thousands)
Units: (at end of period)
   Table Games        - Sands                       71              26                 71                 26
                      - Atlantic City            1,304           1,062              1,304              1,062
                        (ex. Sands)
   Slot Machines      - Sands                    2,205           2,434              2,205              2,434
                      - Atlantic City           40,185          35,810             40,185             35,810
                        (ex. Sands)
Gross Wagering (1)
   Table Games        - Sands              $    63,826      $   43,826       $    162,141       $    203,175
                      - Atlantic City        1,981,991       1,863,754          5,115,909          5,087,418
                        (ex. Sands)
   Slot Machines      - Sands                  517,397         588,045          1,511,277          1,728,627
                      - Atlantic City       11,136,772      10,738,490         29,670,141         29,403,374
                        (ex. Sands)
Hold Percentages (2)
   Table Games        - Sands                     13.7%           14.3%              14.3%              14.9%
                      - Atlantic City             15.3%           15.6%              16.1%              15.9%
                        (ex. Sands)
   Slot Machines      - Sands                      7.7%            8.1%               7.8%               7.5%
                      - Atlantic City              8.2%            8.0%               8.1%               8.1%
                        (ex. Sands)
Revenues (2)
   Table Games        - Sands               $    8,725      $    6,287       $     23,129       $     30,212
                      - Atlantic City          302,590         289,817            822,834            807,234
                        (ex. Sands)
   Slot Machines      - Sands                   39,857          47,441            118,278            133,029
                      - Atlantic City          916,919         862,679          2,416,733          2,379,205
                        (ex. Sands)
   Other (3)          - Sands                      325             193                786              1,204
                      - Atlantic City              N/A             N/A                N/A                N/A
                        (ex. Sands)


---------------------------
(1) Gross wagering consists of the total value of chips purchased for table games (excluding poker) and keno wagering (the "Drop") and coins wagered in slot machines (the "Handle").

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

        For the three and nine months ended September 30, 2003, the table game drop increased $20.0 million (45.6%) and decreased $41.0 million (20.2%) compared to the comparable periods in 2002. These results are compared to the Atlantic City Industry table drop results of an increase of $118.2 million (6.3%) and $28.4 million (0.6%) for the three months and nine months ended September 30, 2003, respectively, compared to the same periods in 2002. By the third quarter of 2003, the Company reestablished its non-poker table games to 61 units compared to 26 units in the prior year. It was during May of 2002 that the Company reduced its table games and related business for the purpose of focusing entirely on the mass slot customer business. The Company changed its business strategy in late 2002 to refocus on the mid to high-end slot customer along with a balanced table game business. By the third quarter of 2003, the Company's focus on table games increased with its emphasis toward mid to high-end patrons as well. This increased emphasis resulted in the sharp increase in table game wagering during the third quarter of 2003 and helped mitigate the decrease for the nine month period ended September 30, 2003 compared to the comparable period in 2002, despite the opening of a new competitor in July 2003. Table game hold percentage for the Company decreased by 0.6 percentage points to 13.7% and decreased by 0.5 percentage points to 14.3% for the three and nine month periods ended September 30, 2003, respectively, compared to the same periods in 2002.

        Slot machine handle for the Company decreased $70.6 million (12.0%) and $217.4 million (12.6%) for the three and nine month periods ended September 30, 2003, respectively, compared to the same periods in 2002. By comparison, the percentage increase in slot machine handle for all other Atlantic City casinos for the three and nine month periods in 2003 compared to the same periods in 2002 was 3.7% and 1.0%, respectively. The Company's 2003 decrease in handle is attributed to (i) reduced hotel room occupancy from the tour and travel groups during mid-week, a carryover effect from the focus on mass slot play, during the first three months of 2003; (ii) the heavy weighting of lower denomination slot machines remaining from the 2002 mass customer strategy, during the first 6 months of 2003, (iii) the change in strategy from early 2002 of a "Lowest Slot Hold Percentage" to a more competitive hold percentage in 2003, and (iv) increased competition from the opening of a new casino, the Borgata, in the beginning of the third quarter of 2003. During June 2003, the Company shifted its weighting of denomination of slot machine units back toward the mid to high-end levels. The decrease in hold percentage from 8.2% to 7.7% during the third quarter of 2003 compared to the same period in 2002 is a result of the reduction in the mass business due to the increased competition from the Borgata. The mass business generates a higher hold percentage due to their preference of the lower denomination games. Typically the third quarter generates a high amount of mass business from non-loyal customers. This customer level decreased during the third quarter 2003 compared to the same period in 2002. The increase in the slot hold percentage from 7.7% to 7.8% for the nine month period ended September 30, 2003 compared to the same period in 2002 is primarily the result of The Sands strategy in 2002 of a "Loosest Slot Hold Percentage." This strategy ended in the second quarter of 2002.

                       GB HOLDINGS, INC. AND SUBSIDIARIES


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)


        The following table sets forth the changes in operating revenues and expenses (unaudited) for the three month and nine month periods ended September 30, 2003 and 2002:

                                          Three Months Ended September 30,              Nine Months Ended September  30,
                                     -----------------------------------------   ---------------------------------------------
                                                            Increase  (Decrease)                          Increase (Decrease)
                                       2003       2002         $          %        2003       2002          $           %
                                     ---------  ---------  ---------   -------   ---------  ---------   ---------   ----------
                                                                     (Dollars In Thousands)
Revenues:
Casino                               $  48,907  $  53,921  $  (5,014)  $ (9.30)  $ 142,193  $ 161,445   $ (19,252)  $   (11.92)
Rooms                                    3,115      2,870        245      8.54       8,530      8,665        (135)       (1.56)
Food and Beverage                        6,627      6,083        544      8.94      16,802     18,300      (1,498)       (8.19)
Other                                    1,047        897        150     16.72       3,010      2,875         135         4.70
Promotional Allowances                  13,655     13,974       (319)    (2.28)     38,663     38,662           1         0.00
Expenses:
Casino                                  35,291     36,859     (1,568)    (4.25)    100,249    108,982      (8,733)       (8.01)
Rooms                                      605        377        228     60.48       1,635      2,497        (862)      (34.52)
Food and Beverage                        2,833      3,184       (351)   (11.02)      7,314      8,496      (1,182)      (13.91)
Other                                      992        651        341     52.38       2,380      2,059         321        15.59
General and Administrative               2,630      2,988       (358)   (11.98)      7,891      9,932      (2,041)      (20.55)
Depreciation and Amortization            4,114      3,776        338      9.00      11,792     10,641       1,151        10.82
Loss on impairment of fixed assets          --         --         --        --          --      1,282      (1,282)     (100.00)
Loss (gain) on disposal of assets         (107)        24       (131)  (545.83)       (104)       (28)        (76)     (271.43)
Income from Operations                    (317)     1,938     (2,255)  (116.36)        715      8,762      (8,047)      (91.84)
Non-operating expense, net               2,867      2,651        216      8.15       8,464      7,803         661         8.47
Income Tax Provision                      (272)      (193)        79     40.93        (615)      (825)       (210)      (25.45)
Net income (loss)                    $  (3,456) $    (906) $  (2,550) $(281.46)  $  (8,364) $     134   $  (8,498)  $(6,341.79)


        Revenues

        Overall casino revenues decreased $5.0 million (9.3%) and $19.3 million (11.9%) for the three and nine-month periods ended September 30, 2003, respectively, compared to the same periods in 2002. The decreases in casino revenues are attributable to the changes in table game drop and slot machine handle as described above, along with the related changes in hold percentage.

        The decrease in rooms revenue for the nine months ended September 30, 2003 compared to the same period in 2002 is directly attributable to a decrease in the average room rate for the period. The average rate reduction is a direct result of the tour and travel rooms sold being below the prior year period. In 2002, the Company had eliminated the tour and travel business. This segment was targeted beginning in 2003; however, the benefits of this targeting did not generate more rooms to this segment until the third quarter of 2003. The increase in room revenue for the three months ended September 30, 2003 over the prior 2002 period is attributable to an increase in average room rate driven by an increase in the cash sales rooms from transient and tour and travel activity during this period. In the 2002 period, the Company had eliminated the tour and travel segment, however, this segment focus was reinstituted in 2003.

                       GB HOLDINGS, INC. AND SUBSIDIARIES


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)


        Food and beverage revenues increased $544,000 (8.9%) and decreased $1.5 million (8.2%) for the three and nine-month periods ended September 30, 2003, respectively, compared to the same periods in 2002. These variances are attributable to the level of general casino volume and emphasis on the mid to high-end gaming segment. As the Company has moved more to the mid to high-end gaming segment in 2003, the food and beverage product has been employed more to service this customer.

        Other revenues increased $150,000 (16.7%) and $135,000 (4.7%) for the three and nine-month periods ended September 30, 2003, respectively, compared to the same periods in 2002. These increases are primarily attributable to more entertainment shows in the Copa Room. The increase in entertainment shows is a direct result of the Company's focus on the mid to high level gaming patron.

        Promotional Allowances

        Promotional allowances are comprised of (i) the estimated retail value of goods and services provided free of charge to casino customers under various marketing programs, (ii) the cash value of redeemable points earned under a customer loyalty program based on the amount of slot play, and (iii) coin and cash coupons and discounts. The dollar amount of promotional allowances decreased $319,000 (2.3%) and remained flat for the three and nine-month periods ended September 30, 2003, respectively, compared to the same periods in 2002. As a percentage of casino revenues, promotional allowances increased to 27.9% from 25.9% and to 27.2 % from 23.9% for the three and nine-month periods ended September 30, 2003, respectively, compared to the same periods in 2002. The increase in this ratio is directly attributable to the Company's focus on recapture of lost market share related to its table game enhancement and refocus on the mid to high end slots.

        Departmental Expenses

        Casino expenses at The Sands decreased by $1.6 million and $8.7 million, respectively, for the three and nine months ended September 30, 2003 compared to the same prior year period. The decrease in casino expenses for the nine months ended September 30, 2003 is primarily due to the reduction of payroll expense ($2.6 million) as a result of fewer table games in operation in 2003 compared to the same prior year period. For the three months ended September 30, 2003 compared to the same prior year period, payroll expense remained flat at $7.2 million as savings in casino salary and wages were offset by increases in marketing payroll and overall benefits. Lower complimentary costs associated with amenities provided free of charge also contributed to the favorable variance ($1.4 million and $2.7 million for the three and nine months ended September 30, 2003, respectively). Expenses allocated to the casino department were lower by $42,000 and $1.8 million for the three and nine months ended September 30, 2003, respectively, as a result of overall cost reductions in other operating departments. Gaming revenue tax was reduced by $396,000 and $1.5 million for the three and nine months ended September 30, 2003, respectively, as a result of lower casino revenues. Radio advertising increased by $334,000 and $761,000 for the three and nine months ended September 30, 2003, respectively, due to a marketing campaign aimed at establishing the new Sands "All The Way" image in key markets.

                       GB HOLDINGS, INC. AND SUBSIDIARIES


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)


        Rooms expenses increased $228,000 and decreased $862,000 for the three and nine months ended September 30, 2003 compared to the same prior year period. Rooms payroll and benefits decreased $286,000 and $832,000 for the three and nine months ended September 30, 2003, respectively, due to a reorganization of management. Also contributing to the favorable variance were reduced costs for linen usage ($21,000 and $85,000 for the three and nine months ended September 30, 2003, respectively) and outside laundry expense ($25,000 and $61,000 for the three and nine months ended September 30, 2003, respectively). The third quarter increases were due to a smaller share of costs allocated to casino expenses ($614,000) as a result of decreased room costs associated with complimentaries generated by casino operations.

        Food and beverage expenses decreased $351,000 and $1.2 million, respectively, for the three and nine months ended September 30, 2003 compared to the same prior year period. The decreases were due to reductions in payroll and benefits ($174,000 and $2.7 million for the three and nine months ended September 30, 2003, respectively), which were a result of a reorganization of management and a reduction in unproductive operating hours in certain outlets. Year to date food cost of sales were down $1.0 million due to a reengineering of menus in gourmet and buffet outlets to reduce food costs. The year to date favorable variances were offset negatively by lower allocable costs to the casino department as a result of both lower volume and increased cost containment.

        Other expenses increased $341,000 and $321,000 for the three months and nine months ended September 30, 2003, respectively, compared to the same prior year period. The increase is primarily due to higher entertainment costs ($702,000 and $896,000, respectively) for the three and nine months ended September 30, 2003 compared to the same prior year periods, due to more shows with increased costs for headliners. These costs were offset by favorable variances in payroll ($171,000 and $385,000) for the three and nine months ended September 30, 2003, respectively, compared to the same prior year period due to reduction in staffing.

        General and Administrative Expenses

        General and administrative expenses decreased $358,000 and $2.0 million, respectively, for the three and nine months ended September 30, 2003, compared to the same prior year periods. The decreases were due to lower payroll and benefits as a result of a reduction in workforce at the beginning of 2003 ($482,000 and $1.9 million for the three and nine months ended September 30, 2003, respectively) and the cost of a 2002 severance package ($268,000 and $1.3 million, for the three and nine months ended September 30, 2002, respectively) that had no comparable cost in 2003. The year to date favorable variance was offset by a reduction of allocable costs to operating departments ($1.5 million) for the nine months ended September 30, 2003 compared to the same prior year period. This was due to a lower allocable base as a result of cost reductions.

                       GB HOLDINGS, INC. AND SUBSIDIARIES


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)


        Depreciation and Amortization, including Provision for Obligatory Investments

        Depreciation and amortization expense increased $1.2 million for the nine month period ended September 30, 2003, compared to the same prior year period due to an increase in depreciation expense ($1.3 million) as a result of the continued investment in infrastructure and equipment during the current and preceding year. These were offset by lower amortization of CRDA losses ($197,000) as a result of reduced casino revenues.

        Interest Income and Expense

        Interest income decreased by $172,000 and $341,000, respectively, during the three and nine month periods ended September 30, 2003, compared to the same prior year periods. The decrease was due to reduced earnings on decreased cash reserves and lower interest rates.

        Interest expense increased $44,000 and $320,000, respectively, during the three and nine month periods ended September 30, 2003, compared to the same periods in 2002. The increase is due to a lower accrual of capitalized interest in 2003 ($288,000) compared to 2002 ($676,000). This was due to lower amounts of construction in progress during 2003 than in 2002. Slightly reducing the increases to interest expense were the discontinuation of interest expense as a result of the donation of the Texas Avenue property in October 2002, coupled with the satisfaction of debt in July 2003 associated with the Claridge Administration building.

        Income Tax (Provision) Benefit

        Federal and State income tax benefits or provisions are based upon the results of operations for the current period and the estimated adjustments for income tax purposes of certain nondeductible expenses.

        Due to recurring losses, the Company has not recorded a Federal income tax benefit for the nine months ended September 30, 2003 and 2002. Management is unable to determine that realization of the Company's deferred tax assets are more likely than not, and thus has provided a valuation allowance for the entire amount.

        On July 1, 2003, the State of New Jersey enacted certain legislation that established a 7.5% tax on a casino's calendar year 2002 adjusted net income, as defined in the legislation (the "Casino Income Tax"). The Casino Income Tax is payable annually at a minimum of $350,000 per casino from July 2003 through and including June 2006. Since the Operating operated at an adjusted net loss in 2002, it is subject to the minimum annual Casino Income Tax. This tax is payable in equal quarterly installments of $87,500. Casinos can receive a portion of this amount in the form of a distribution from the CRDA for approved capital construction projects. Eligible projects include expansions that "increase the square footage of retail space, parking spaces, or hotel rooms or to create a significant physical amenity or improvement."

        The State income tax provision of $615,000 for the nine months ended September 30, 2003 is a combination of applying the statutory Alternative Minimum Assessment rate of 0.4% to gross receipts, as defined in the Business Tax Reform Act ($527,000) and one-quarter of the minimum Casino Income Tax ($87,500).

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

        Private Securities Litigation Reform Act

        The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Form 10-Q and other materials filed or to be filed by Holdings, Funding or Operating with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made by such companies) contains statements that are forward-looking, such as statements relating to future expansion plans, future construction costs and other business development activities including other capital spending, economic conditions, financing sources, competition and the effects of tax regulation and state regulations applicable to the gaming industry in general or Holdings, Funding and Operating in particular. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of Holdings, Funding or Operating. These risks and uncertainties include, but are not limited to, those relating to development and construction activities, dependence on existing management, leverage and debt service (including sensitivity to fluctuations in interest rates), domestic or global economic conditions, activities of competitors and the presence of new or additional competition, fluctuations and changes in customer preference and attitudes, changes in federal or state tax laws or the administration of such laws and changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions).

                       GB HOLDINGS, INC. AND SUBSIDIARIES


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)


Risk Factors Related to the Business of The Company

The Company's quarterly operating results are subject to fluctuations and seasonality, and if the Company fails to meet the expectations of securities analysts or investors, the Company's share price may decrease significantly.

        The Company's quarterly operating results are highly volatile and subject to unpredictable fluctuations due to unexpectedly high or low losses, changing customer tastes and trends, unpredictable patron gaming volume, the proportion of table game revenues to slot game revenues, weather and discretionary decisions by The Sands' patrons regarding frequency of visits and spending amounts. The Company's operating results for any given quarter may not meet analyst expectations or conform to the operating results of the Company's local, regional or national competitors. If the Company's operating results do not conform to such expectations our share price will be adversely affected. Conversely, favorable operating results in any given quarter may be followed by an unexpected downturn in subsequent quarters.

The Company will need to increase capital expenditures to compete effectively.

        Capital expenditures, such as room refurbishments, amenity upgrades and new gaming equipment, are necessary from time to time to preserve the competitiveness of The Sands. The gaming industry market is very competitive and is expected to become more competitive in the future. If cash from operations is insufficient to provide for needed levels of capital expenditures, The Sands' competitive position could deteriorate if the Company is unable to borrow funds for such purposes. In addition, the indentures governing the Existing Notes limit the Company's ability to make capital expenditures.

If the Company fails to offer competitive products and services or maintain the loyalty of The Sands patrons, its business will be adversely affected.

         In addition to capital expenditures, the Company is required to anticipate the changing tastes of The Sands' patrons and offer both competitive and innovative products and services to ensure that repeat patrons return and new patrons visit The Sands. The demands of meeting the Company's debt service payments and the need to make capital expenditures limits the available cash to finance such products and services. In addition, the consequences of incorrect strategic decisions may be difficult or impossible to anticipate or correct in a timely manner.

Increased state taxation of gaming and hospitality revenues could adversely affect the Company's results of operations.

         The casino industry represents a significant source of tax revenues to the various jurisdictions in which casinos operate. Gaming companies are currently subject to significant state and local taxes and fees in addition to normal federal and state corporate income taxes. For example, casinos in Atlantic City pay for licenses as well as special taxes to the city and state. New Jersey taxes annual gaming revenues at the rate of 8.0%. New Jersey also levies an annual investment alternative tax of 2.5% on annual gaming revenues in addition to normal federal and state income taxes. This 2.5% obligation, however, can be satisfied by purchasing certain bonds or making certain investments in the amount of 1.25% of annual gaming revenues. On July 3, 2002, the State of New Jersey passed the New Jersey Business Tax Reform Act, which, among other things, suspended the use of the New Jersey net operating loss carryforwards for two years and introduced a new alternative minimum assessment under the New Jersey corporate business tax based on gross receipts or gross profits. For the nine month period ended September 30, 2003, there was a charge to operations of $527,000 million related to the impact of the New Jersey Business Tax Reform Act.

                       GB HOLDINGS, INC. AND SUBSIDIARIES


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)


        On July 1, 2003, the State of New Jersey amended the New Jersey Casino Control Act (the "NJCCA") to impose various tax increases on Atlantic City casinos, including The Sands. Among other things, the amendments to the NJCCA include the following new tax provisions: (i) a new 4.25% tax on casino complementaries, with proceeds deposited to the Casino Revenue Fund; (ii) an 8% tax on casino service industry multi-casino progressive slot machine revenue, with the proceeds deposited to the Casino Revenue Fund; (iii) a 7.5% tax on adjusted net income of licensed casinos in State fiscal years 2004 through 2006, with the proceeds deposited to the Casino Revenue Fund; (iv) a fee of $3.00 per day on each hotel room in a casino hotel facility that is occupied by a guest, for consideration or as a complimentary item, with the proceeds deposited into the Casino Revenue Fund in State fiscal years 2004 through 2006, and beginning in State fiscal year 2007 $2.00 of the fee deposited into the Casino Revenue Fund and $1.00 transferred to the CRDA; (v) an increase of the minimum casino hotel parking charge from $2 to $3, with $1.50 of the fee to be deposited into the Casino Revenue Fund in State fiscal years 2004 through 2006, and beginning in State fiscal year 2007, $0.50 to be deposited into the Casino Revenue Fund and $1.00 to be transferred to the CRDA for its purposes pursuant to law, and for use by the CRDA to post a bond for $30 million for deposit into the Casino Capital Construction Fund, which was also created by the July 1, 2003 Act; and
(vi) the elimination of the deduction from casino licensee calculation of gross revenue for uncollectible gaming debt. These changes to the NJCCA, and the new taxes imposed on The Sands and other Atlantic City casinos, will reduce the Company's profitability.

        Future changes in state taxation of casino gaming companies in jurisdictions in which the Company operates cannot be predicted and any such changes could adversely affect The Company's profitability.

The Company's former use of Arthur Andersen LLP as its independent public accountants may pose risks to Parent and the Company and will limit your ability to seek potential recoveries from Arthur Andersen LLP related to their work.

        Arthur Andersen LLP, independent certified public accountants, were engaged as the principal accountants to audit the Company's consolidated financial statements until the Parent Company dismissed them on May 16, 2002 and engaged KPMG LLP. In May 2002, Arthur Andersen was convicted on a federal obstruction of justice charge. Some investors, including institutional investors, may choose not to invest in or hold securities of a company whose prior financial statements (or those of its predecessor entity) were audited by Arthur Andersen, which may serve to, among other things, suppress the price of the Company's securities. In addition, rules promulgated by the SEC require the Company to present its audited financial statements in various SEC filings, along with Arthur Andersen's consent to inclusion of its audit report in those filings. The SEC has provided temporary regulatory relief designed to allow companies that file reports with them to dispense with the requirement to file a consent of Arthur Andersen in certain circumstances. Notwithstanding the SEC's temporary regulatory relief, the inability of Arthur Andersen to provide its consent or to provide assurance services to the Company with regard to future SEC filings could negatively affect the Company's ability to, among other things, access capital markets. Any delay or inability to access capital markets as a result of this situation could have a material adverse impact on the business of the Company.

                       GB HOLDINGS, INC. AND SUBSIDIARIES


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)


        The Company cannot assure you that it will be able to continue to rely on the temporary relief granted by the SEC. If the SEC no longer accepts financial statements audited by Arthur Andersen, requires audits of other financial statements or financial information or requires changes to financial statements previously audited by Arthur Andersen, this may affect ability to access the public capital markets in the future, unless the Company's current independent auditors or another independent accounting firm is able to audit the consolidated financial statements originally audited by Arthur Andersen in a timely manner. Any delay or inability to access the capital markets may have an adverse impact on the business of the Company.

Energy price increases may adversely affect the Company's costs of operations and revenues of The Sands.

         The Sands uses significant amounts of electricity, natural gas and other forms of energy. While no shortages of energy have been experienced, substantial increases in the cost of forms of energy in the U.S. will negatively affect the Company's operating results. The extent of the impact is subject to the magnitude and duration of the energy price increases, but this impact could be material. In addition, higher energy and gasoline prices which affect The Sands' customers may result in reduced visitation to The Sands' properties and a reduction in revenues.

A downturn in general economic conditions may adversely affect the Company's results of operations.

         The Company's business operations are affected by international, national and local economic conditions. A recession or downturn in the general economy, or in a region constituting a significant source of customers for The Sands' properties, could result in fewer customers visiting the Company's property and a reduction in spending by customers who do visit the Company's property, which would adversely affect the Company's revenues while some of its costs remain fixed, resulting in decreased earnings.

         A majority of The Sands' patrons are from automobile travel and bus tours. Higher gasoline prices could reduce automobile travel to The Sands' location and could increase bus fares to The Sands. In addition, adverse winter weather conditions could reduce automobile travel to The Sands' location and could reduce bus travel. Accordingly, the Company's business, assets, financial condition and results of operations could be adversely affected by a weakening of regional economic conditions and higher gasoline prices or adverse winter weather conditions.

                       GB HOLDINGS, INC. AND SUBSIDIARIES


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)


Acts of terrorism and the uncertainty of the outcome and duration of the activity in Iraq and elsewhere, as well as other factors affecting discretionary consumer spending, have impacted the gaming industry and may harm the Company's operating results and the Company's ability to insure against certain risks.

       The terrorist attacks of September 11, 2001 had an immediate impact on hotel and casino volume. The Sands hotel occupancy was down approximately ten percentage points during the week that followed the attacks. Bus passenger volume for The Sands was lower than normal, especially from those bus tours originating from the New York metropolitan area. There were approximately 22.5% less bus passengers at The Sands during September 2001 than during the same month in the prior year. These events, the potential for future terrorist attacks, the national and international responses to terrorist attacks and other acts of war or hostility have created many economic and political uncertainties which could adversely affect the Company's business and results of operations. Future acts of terror in the U.S. or an outbreak of hostilities involving the United States, may again reduce The Sands' guests' willingness to travel with the result that the Company's operations will suffer.

The Company may incur losses that would not be covered by insurance and the cost of insurance will increase.

         Although the Company has agreed in the New Indenture governing the New Notes to maintain insurance customary and appropriate for its business, the Company cannot assure you that insurance will be available or adequate to cover all loss and damage to which the Company's business or the Company's assets might be subjected. In connection with insurance renewals subsequent to September 11, 2001, the insurance coverage for certain types of damages or occurrences has been diminished substantially and is unavailable at commercial rates. Consequently, the Company is self-insured for certain risks. The lack of insurance for certain types or levels of risk could expose the Company to significant losses in the event that an uninsured catastrophe occurred. Any losses the Company incurs that are not covered by insurance may decrease its future operating income, require it to find replacements or repairs for destroyed property and reduce the funds available for payments of its obligations on the Existing Notes.

There are risks related to the creditworthiness of patrons of the casinos.

         The Sands is exposed to certain risks related to the creditworthiness of their patrons. Historically, The Sands has extended credit on a discretionary basis to certain qualified patrons. For the nine months ended September 30, 2003, The Sands' slot credit play as a percentage of total slot wagering was approximately 1.2%. For the nine month period ended September 30, 2003, The Sands' table credit play as a percentage of total table game wagering was approximately 19.2%. Slot game wagering and table game wagering accounted for approximately 89.5% and 10.5%, respectively, of overall casino wagering during the nine month period. There can be no assurance that defaults in the repayment of credit by patrons of The Sands would not have a material adverse effect on the results of operations of The Sands and, consequently the Company.

                       GB HOLDINGS, INC. AND SUBSIDIARIES


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)


The Company's success depends in part on the availability of qualified management and personnel and on the Company's ability to retain such employees.

        The quality of individuals hired for positions in the hotel and gaming operations will be critical to the success of the Company's business. It may be difficult to attract, retain and train qualified employees due to the competition for employees with other gaming companies and their facilities in the Company's jurisdictions and nationwide. The Borgata, a recently opened casino located in the marina district of the Company City has aggravated this problem in Atlantic City. The Company cannot assure you that it will be successful in retaining current personnel or in hiring or retaining qualified personnel in the future. A failure to attract or retain qualified management and personnel at all levels or the loss of any of the Company or Operating's key executives could have a material adverse effect on the Company's financial condition and results of operations.

Risk Factors Related to the Gaming Industry

The gaming industry is highly competitive.

        The gaming industry is highly competitive and the Company's competitors may have greater resources than the Company. If other properties operate more successfully, if existing properties are enhanced or expanded, or if additional hotels and casinos are established in and around the location in which the Company conduct business, the Company may lose market share. In particular, expansion of gaming in or near the geographic area from which the Company attracts or expects to attract a significant number of customers could have a significant adverse effect on the Company's business, financial condition and results of operations. The Sands competes, and will in the future compete, with all forms of existing legalized gaming and with any new forms of gaming that may be legalized in the future. Additionally, the Company face competition from all other types of entertainment.

        On July 3, 2003, The Borgata, owned by Boyd Gaming Corporation and MGM Mirage, opened in the marina district of Atlantic City. The Borgata features a 40-story tower with 2,010 rooms and suites, as well as a 135,000 square-foot casino, restaurants, retail shops, a spa and pool, and entertainment venues. This project represents a significant increase in capacity in that market. In addition, other of the Company's competitors in Atlantic City have recently completed expansions of their hotels or have announced expansion projects. For example, Tropicana Atlantic City has started plans to construct a 502-room hotel tower, a 25-room conference center, a 2,400 space parking garage, an expanded casino floor and a 200,000 square foot themed shopping, dining and entertainment complex called The Quarter. Tropicana intends to complete the project in the second quarter of 2004. Resorts is currently constructing a hotel room addition of approximately 400 - 500 rooms and is set to open in the second quarter of 2004. The business of the Company may be adversely impacted (i) by the additional gaming and room capacity generated by this increased competition in Atlantic City and/or (ii) by other projects not yet announced in New Jersey or in other markets (e.g., Pennsylvania, New York and Connecticut).

                       GB HOLDINGS, INC. AND SUBSIDIARIES


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)


Gaming is a regulated industry and changes in the law could have a material adverse effect on the Company's ability to conduct gaming.

         Gaming in New Jersey is regulated extensively by federal and state regulatory bodies, including the CCC and state and federal taxing, law enforcement and liquor control agencies. The ownership and operation of The Sands is subject to strict state regulation under the NJCCA. The Company and their affiliates have received the licenses, permits and authorizations required to operate The Sands. Failure to maintain or obtain the requisite casino licenses would have a material adverse effect on the Company.

Pending and enacted gaming legislation from New York and New Jersey may harm The Sands.

        In the summer of 2003, the State of New Jersey considered approving video lottery terminals ("VLTs") at the racetracks in the state and on July 1, 2003, the NJCCA was amended to impose various new and increased taxes on casino license revenues. There is no guarantee that New Jersey will not consider approving VLTs in the future, and if VLTs are approved, it could adversely affect the Company's operations, and an increase in the gross gaming tax without a significant simultaneous increase in revenue would adversely affect the Company's results of operations.

        The Sands also competes with legalized gaming from casinos located on Native American tribal lands. In October 2001, the New York State Legislature enacted a bill, which the governor signed, authorizing a total of six Indian casinos in the State of New York--three in Western New York and three in the Catskill Region--and approved the use of video lottery terminals at racetracks and authorized the participation of New York State in a multi-state lottery. On January 29, 2002, a lawsuit was commenced contesting the above legislation package on the grounds that certain of its provisions were adopted in violation of the State's constitution. The likely outcome of this lawsuit cannot be ascertained at this time. The implementation of VLT'S and the outcome of this lawsuit could adversely affect visitation of The Sands from New York.

        Pennsylvania and Maryland are among the other states currently contemplating some form of gaming legislation. Legislative proposals introduced in Pennsylvania would potentially allow for a wide range of gaming activities, including riverboat gaming, slot machines at racetracks, video lottery terminals at liquor stores and the formation of a gaming commission. Maryland's proposed legislation would authorize video lottery terminals at some of Maryland's racing facilities. The results of the gubernatorial elections in Pennsylvania and Maryland in 2002 have also increased the likelihood of gaming legislation in such states. Since The Sands' market is primarily a drive-to-market, legalized gambling in Pennsylvania or one or more states neighboring or within close proximity to New Jersey could have a material adverse effect on the Atlantic City gaming industry overall, including The Sands.

Holders of the Company's securities are subject to the CCC and the NJCCA.

        The holders of the Company's common stock, par value $.01 per share ("Common Stock") and Existing Notes are subject to certain regulatory restrictions on ownership. While holders of publicly traded obligations such as the New Notes are generally not required to be investigated and found suitable to hold such securities, the CCC has the discretionary authority to (i) require holders of securities of corporations governed by New Jersey gaming law to file applications; (ii) investigate such holders; and (iii) require such holders to be found suitable or qualified to be an owner or operator of a gaming establishment. Pursuant to the regulations of the CCC such gaming corporations may be sanctioned, including the loss of its approvals, if, without prior approval of the CCC, it (i) pays to the unsuitable or unqualified person any dividend, interest or any distribution whatsoever; (ii) recognizes any voting right by such unsuitable or unqualified person in connection with the securities; (iii) pays the unsuitable or unqualified person remuneration in any form; or (iv) makes any payments to the unsuitable or unqualified person by way of principal, redemption, conversion, exchange, liquidation, or similar transaction. If the Company is served with notice of disqualification of any holder, such holder will be prohibited by the NJCCA from receiving any payments on, or exercising any rights connected to, the the Company's Common Stock or Existing Notes, as applicable.

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

Item 4. CONTROLS AND PROCEDURES

        The Company's senior management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934 (the "Exchange Act")) designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

        In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer, as well as other key members of the Company's management, of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective, as of the end of the period covered by this report, to provide reasonable assurance that information required to be disclosed in the Company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

        No change occurred in the Company's internal controls concerning financial reporting during the fiscal quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II:  OTHER INFORMATION

Item 6. (a) Exhibits

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


Item 6. (b) Reports on Form 8-K

        During the quarter ended September 30, 2003 the Registrants filed the following reports on Form 8-K.

        Items Listed                 Date Filed
        ------------                 ----------

        5, 7                         July 14, 2003


SIGNATURES

        Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Atlantic City, State of New Jersey on November 14, 2003.

                                                   GB HOLDINGS, INC.
                                               GB PROPERTY FUNDING CORP.
                                          GREATE BAY HOTEL AND CASINO, INC.
                                          --------------------------------
                                                      Registrants

Date:   November 14, 2003           By: /s/          Timothy A. Ebling
     -------------------------         -----------------------------------------
                                                     Timothy A. Ebling
                                                     Chief Financial Officer