Form 10-Q/A
period 2003-09-30
GREATE BAY HOTEL & CASINO INC; GB PROPERTY FUNDING CORP; GB HOLDINGS INC
filed 2003-11-25
CIK 906595, 912906, 912926

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                   FORM 10-Q/A
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                Introductory Note

         This Amendment on Form 10-Q/A is being filed to include the Certifications of the Principal Executive Officer and the Principal Financial Officer, respectively (the "Certifications") for the Quarterly Report on Form 10-Q for the period ended September 30, 2003.

         The Certifications were inadvertently omitted from the original filing on November 14, 2003 and are now contained herein.

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


Item 6. (b) Reports on Form 8-K

        During the quarter ended September 30, 2003 the Registrants filed the following reports on Form 8-K.

        Items Listed                 Date Filed
        ------------                 ----------

        5, 7                         July 14, 2003


SIGNATURES

        Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Atlantic City, State of New Jersey on November 25, 2003.

                                                   GB HOLDINGS, INC.
                                               GB PROPERTY FUNDING CORP.
                                          GREATE BAY HOTEL AND CASINO, INC.
                                          --------------------------------
                                                      Registrants

Date:   November 25, 2003           By: /s/          Timothy A. Ebling
     -------------------------         -----------------------------------------
                                                     Timothy A. Ebling
                                                     Chief Financial Officer