Form 10-K
period 2003-12-31
GREATE BAY HOTEL & CASINO INC; GB PROPERTY FUNDING CORP; GB HOLDINGS INC
filed 2004-03-19
CIK 906595, 912906, 912926

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the annual period ended  December 31, 2003
                            ------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ________________________


Commission file number         33-69716
                       ------------------------

                            GB PROPERTY FUNDING CORP.
                                GB HOLDINGS, INC.
                        GREATE BAY HOTEL AND CASINO, INC.
--------------------------------------------------------------------------------
           (Exact name of each Registrant as specified in its charter)

                   DELAWARE                              75-2502290
                   DELAWARE                              75-2502293
                  NEW JERSEY                             22-2242014
------------------------------------------     --------------------------------
       (States or other jurisdictions of               (I.R.S. Employer
         incorporation or organization)               Identification Nos)

             c/o Sands Hotel & Casino
          Indiana Avenue & Brighton Park
            Atlantic City, New Jersey                            08401
---------------------------------------------------    -------------------------
       (Address of principal executive offices)               (Zip Code)

(Registrants" telephone number, including area code):   (609) 441-4433
                                                      ------------------


                                (Not Applicable)
--------------------------------------------------------------------------------
(Former name, former address, and former fiscal year, if changed since last report.)

       Indicate by check mark whether each of the Registrants (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.     Yes   X     No
                                                       ----      -----

       Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.   Yes   X      No
                            -----      ------

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

       Securities registered pursuant to Section 12(b) of the Act: GB Holdings, Inc. Common Stock, $.01 par value per share.

       Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2.     Yes       No   X
                                            ----     -----

       As of March 3, 2004, the aggregate market value of GB Holdings, Inc.'s Common Stock held by non-affiliates of the registrant was approximately $25,000,000.

       Indicate the number of shares outstanding of each of the issuer"s classes of common stock, as of the last practicable date.


             Registrant                              Class                    Outstanding at  March 12, 2004
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


                                     PART I

ITEM 1.  BUSINESS

       GB Holdings, Inc. ("Holdings") is a Delaware corporation and was a wholly owned subsidiary of Pratt Casino Corporation ("PCC") through December 31, 1998. PCC, a Delaware corporation, was incorporated in September 1993 and was wholly owned by PPI Corporation ("PPI"), a New Jersey corporation and a wholly owned subsidiary of Greate Bay Casino Corporation ("GBCC"). Effective after December 31, 1998, PCC transferred 21% of the stock ownership in Holdings to PBV, Inc. ("PBV"), a newly formed entity controlled by certain stockholders of GBCC. As a result of a certain confirmed plan of reorganization of PCC and others in October 1999, the remaining 79% stock interest of PCC in Holdings was transferred to Greate Bay Holdings, LLC ("GBLLC"), whose sole member as a result of the same reorganization was PPI. In February 1994, Holdings acquired Greate Bay Hotel and Casino, Inc. ("GBHC"), a New Jersey corporation, through a capital contribution by its then parent. GBHC's principal business activity is its ownership of The Sands Hotel and Casino located in Atlantic City, New Jersey ("The Sands"). GB Property Funding Corp. ("GB Property"), a Delaware corporation and a wholly owned subsidiary of Holdings, was incorporated in September 1993 as a special purpose subsidiary of Holdings for the purpose of borrowing funds for the benefit of GBHC. Atlantic Coast Entertainment Holdings, Inc. ("Atlantic Holdings") is a Delaware corporation and a wholly-owned subsidiary of GBHC. Atlantic Holdings was formed in November 2003 for the purpose of the contemplated exchange of $110 million 11% Notes due 2005 for $110 million 3% Notes due 2008 to be issued by Atlantic Holdings (see Financing Activities in
Item 7). ACE Gaming LLC, ("ACE Gaming"), a New Jersey limited liability company and a wholly-owned subsidiary of Atlantic Holdings was formed in November 2003. Atlantic Holdings and its subsidiary, ACE Gaming, had no operating activities in 2003. Holdings has no operating activities and its only source of income is interest on cash equivalent investments. Holdings only significant assets are its investment in GBHC and its cash and cash equivalents of $16.6 million and $31.8 million as of December 31, 2003 and 2002, respectively.

       The consolidated financial statements included in Item 8 include the accounts and operations of Holdings and its subsidiaries (Holdings, GBHC (including its subsidiaries Atlantic Holdings and ACE Gaming), and GB Property, collectively, the "Company"). All significant intercompany balances and transactions have been eliminated. Throughout this document, references to Notes are referring to the Notes to Consolidated Financial Statements contained herein.

       On January 5, 1998, the Company filed petitions for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of New Jersey (the "Bankruptcy Court"). On August 14, 2000, the Bankruptcy Court entered an order (the "Confirmation Order") confirming the Modified Fifth Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code Proposed by the Official Committee of Unsecured Creditors and High River Limited Partnership and its affiliates (the "Plan") for the Company. High River Limited Partnership ("HighRiver") is an entity controlled by Carl C. Icahn. On September 13, 2000, the New Jersey Casino Control Commission (the "Commission") approved the Plan. On September 29, 2000, the Plan became effective (the "Effective Date") (see Note 2). All material conditions precedent to the Plan becoming effective were satisfied on or before September 29, 2000. In addition, as a result of the Confirmation Order and the occurrence of the Effective Date, and in accordance with Statement of Position No. 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7"), the Company has adopted "fresh start reporting" in the preparation of the accompanying consolidated financial statements. The Company's emergence from Chapter 11 resulted in a new reporting entity with no retained earnings or accumulated deficit as of September 30, 2000.

       On the Effective Date, GB Property's existing debt securities, consisting of its 10 7/8% First Mortgage Notes due January 15, 2004 (the "Old Notes") and all of Holdings' issued and outstanding shares of common stock owned by PBV and GBLLC (the "Old Common Stock") were cancelled. As of the Effective Date, an aggregate of 10,000,000 shares of new common stock of Holdings (the "New Common Stock") were issued and outstanding, and $110,000,000 of 11% Notes due 2005 were issued by GB Property (the "Existing Notes"). Holders of the Old Notes received a distribution of their pro rata shares of (i) the Existing Notes and (ii) 5,375,000 shares of the New Common Stock (the "Stock Distribution").

       Holdings and GB Property listed the New Common Stock and Existing Notes, respectively, on the American Stock Exchange on March 27, 2001. On January 13, 2004, the Securities and Exchange Commission granted Holdings application to delist the Existing Notes from trading on the American Stock Exchange ("Amex"). On January 14, 2004, the Amex halted trading on the Existing Notes and on January 15, 2004, the Amex delisted the Existing Notes.

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

       Additionally, in 2001, The Sands invested approximately $4.6 million in new slot machines, gaming equipment and casino renovations. The Boardwalk Buffet reopened after renovations in the summer of 2001, providing guests with an expanded buffet outlet featuring a wide variety of culinary choices at an affordable price in a nostalgic Atlantic City atmosphere.

       In the second quarter of 2002, The Sands changed its marketing strategy to reduce its focus on the lower profit margin table games business and focus almost exclusively on the slot machine business. In the process The Sands reduced the number of table games from 69 to 26 and increased its number of slot machines by 400. The Sands began to market its product predominantly to the mass slot player categories. As part of this strategy, The Sands, in keeping with its "Value Gaming" concept, increased the number of lower denomination slot machines, thus making the product more available to this mass category. However the increase in the number of lower denomination slot machines created a more competitive slot machine hold percentage and as a result caused The Sands to move away from its "loosest" slots in Atlantic City. The "Value Gaming" concept continued to be reinforced through the availability of slot machines, discounted food product, and availability of hotel rooms to the mass category.

         At the end of the third quarter of 2002, it had become apparent that the gain in slot machine revenue could not offset the loss of table game revenue. In addition, the volume required from the mass slot player categories, to make up the loss of the middle to premium slot player categories, could not be accommodated in a property with the physical constraints of The Sands. Subsequent review of marketing data revealed that the loss in table game play had a direct effect on the loss in some slot machine play, as many slot patrons who frequented The Sands with family and friends were forced to patronize competitors to find the variety of gaming experience they desired. As a result, by the end of the fourth quarter of 2002, The Sands had added fourteen table games to bring the total number of table games to forty, and changed its marketing strategy to focus more on the middle to premium categories of slot players.

       During 2002 and 2003, The Sands continued to invest in improvements and upgrades to the casino hotel complex. These improvements included new slot machines, renovations to the first floor casino, the showroom, two private lounges for casino guests and hotel room renovations to both The Sands and the Madison House Hotel (see Properties). The Sands also introduced a new comprehensive customer service program that included customer service training for new employees, customer service monitoring for operations and customer service recovery programs.

       The Company recognized that The "Sands" name had a strong brand recognition and a rich heritage in gaming that went back to the original property in Las Vegas of the 1950's. Beginning in 2003, the Atlantic City Sands stylized a new Sands logo, which reflected this rich heritage and began to transform the property theme into the "Players' Place." The Players' Place identity was woven into the value gaming strategy to provide the customer with ample access to a variety of gaming and entertainment experiences that harkened back to the glamorous era of the Las Vegas strip. The Property will offer outstanding gaming odds, highest table limits, more liberal player rewards to the avid customer and unparalleled, personal boutique service that exceeds guest expectations; all in an environment that makes the better player feel like he has a "home court advantage."

       In 2003, further renovations to the casino floor occurred that supported this theme. Swingers lounge was constructed in the center of the casino to provide a multi-faceted state-of-the-art entertainment experience. The Swingers lounge includes bartop slot machines and is staffed by "Flair Bartenders" (part mixologist, part performance artist). In addition, further renovations to the bus lobby entrance, the promotions center and the Platinum and Plaza Clubs improved the customer experience by providing easier access to facilities, shorter lines and a more relaxing and personal environment. More table games including poker were added during 2003 and some slot machines were displaced. However, the slot product was upgraded during 2003 including the initial phase of converting the slots to coinless system technology. These slots accept paper cash, coin or coupons and allow the player an option to return winnings or cash-outs in the form of redeemable tickets.

       This technology has gained customer acceptance at competitors and management believes it will enhance profitability by reducing labor intensive slot transactions while providing greater customer service and more uninterrupted player time on machines.

       As part of The Sands capital expenditure program, certain improvements, additions and enhancements have been made, or are planned to be made, to the facility, including upgrades and amenities to the casino floor, slot machines, other gaming equipment and other physical plant renovations. In 2004, an entire floor of 37 rooms in the Sands will be converted into suites to improve the inventory of accommodations for the premium category players. These additions and enhancements will primarily benefit guests in a variety of services and will compliment the "Players' Place" image and the "Value Gaming" marketing strategy.

       The Sands uses sophisticated information technology that enables it to track and rate patrons' play through the use of identification cards, which it issues to patrons ("casino players' cards"). All Sands' slot machines are connected with, and information with respect to table games activity can be input into, a computer network. When patrons insert their casino players' card into slot machines or present them to supervisors at table games, meaningful information, including amounts wagered and duration of play, is transmitted in real-time to a casino management database. The information contained in the database facilitates the implementation of targeted and cost effective marketing programs, which appropriately recognize and reward patrons during current and future visits to The Sands. Certain of these marketing programs allow patrons to obtain complimentaries based on levels of play. Such complimentaries include free meals, hotel accommodations, entertainment, retail merchandise, parking, and sweepstakes giveaways. Management believes that its ability to reward its customers on a "same-visit" basis is valuable in encouraging the loyalty of repeat visits. The computer systems also allow The Sands to monitor, analyze and control the granting of gaming credit, promotional expenses and other marketing costs. Sands Management believes this is a valuable tool and strategy that allows The Sands to compete effectively in the Atlantic City market.

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

       Competition. The Sands faces intense competition from the eleven other Atlantic City casinos, including the newly opened Borgata. According to reports of the Commission, the twelve Atlantic City casinos currently offer approximately 1.4 million square feet of gaming space.

       After completion of the acquisition of Caesars by Park Place Entertainment Corp. in December 1999, Park Place Entertainment connected Caesars to Bally's Park Place and added slot machines in the connecting space. In January 2001, over the objections of The Sands, the CCC determined that the proposed acquisition of the Claridge Hotel and Casino by Park Place Entertainment which is located adjacent to The Sands and with whom The Sands jointly operates the "People Mover" walkway from the boardwalk would not violate the New Jersey Casino Control Act (the "NJCCA"), which includes a prohibition against undue economic concentration. As a result of the confirmation of the Claridge Chapter 11 Plan by the Bankruptcy Court, Park Place Entertainment acquired the Claridge, and Park Place Entertainment constructed a connection between the Claridge and Bally's Park Place Casino, which was already interconnected to the Park Place Entertainment controlled Caesars Hotel and Casino. In 2003, Bally's Park Place Casino merged the Claridge operations into its corporate structure and under its casino license similar to its operation of the Wild, Wild West Casino. Currently, Park Place Entertainment has changed its name to Caesars Entertainment. Of the twelve Atlantic City casinos Caesars Entertainment controls three casinos, the Trump Organization controls three and the Harrah's Organization controls two. Caesars Entertainment also controls the so-called Traymore site located between the boardwalk and The Sands and has acquired a property contiguous to The Sands parking garage that formerly contained the Continental Motel property. Caesars Entertainment announced that it may develop another hotel-casino complex on this site but has not announced specific plans at this time. On July 3, 2003, The Borgata, a joint venture of Boyd Gaming Corporation and MGM Mirage, opened in the marina district of Atlantic City. The Borgata features a 40-story tower with 2,010 rooms and suites, as well as a 135,000 square-foot casino, restaurants, retail shops, a spa and pool, and entertainment venues. This project represents a significant increase to capacity in the market. In addition, other of the Company's competitors in Atlantic City have recently completed expansions of their hotels or have announced expansion projects. For example, Tropicana Atlantic City has started to construct a 502-room hotel tower, a 25-room conference center, a 2,400 space parking garage, an expanded casino floor and a 200,000 square foot themed shopping, dining and entertainment complex called The Quarter. Tropicana intends to complete the project in the third quarter of 2004. Resorts is currently constructing a hotel room addition of approximately 400 rooms and is scheduled to open in the second quarter of 2004. During 2003, Showboat Atlantic City opened a new 544-room hotel tower and expanded its gaming space to 101,000 square feet and increased its slot machines to 3,972. The business of the Company may be adversely impacted (i) by the additional gaming and room capacity generated by this increased competition in Atlantic City and/or (ii) by other projects not yet announced in New Jersey or in other markets (e.g., Pennsylvania, New York and Connecticut). Accordingly, the existing and future competing forces could have a materially adverse impact on the operations of The Sands.

       The gaming industry is highly competitive and the Company's competitors may have greater resources than the Company. If other properties operate more successfully, if existing properties are enhanced or expanded, or if additional hotels and casinos are established in and around the location in which the Company conduct business, the Company may lose market share. In particular, expansion of gaming in or near the geographic area from which the Company attracts or expects to attract a significant number of customers could have a significant adverse effect on the Company's business, financial condition and results of operations. The Sands competes, and will in the future compete, with all forms of existing legalized gaming and with any new forms of gaming that may be legalized in the future. Additionally, the Company faces competition from all other types of entertainment.

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

       In this highly competitive environment, each property's relative success is affected by a great many factors that relate to its location and facilities. These include the number of parking spaces and hotel rooms it possesses, close proximity to Pacific Avenue, the Boardwalk and to other casino/hotels and access to the main expressway entering Atlantic City. The Company believe that, in prior years, its operating strategy enabled The Sands to compete against most other Atlantic City casino/hotels. In the past, many of their competitors had greater financial resources for capital improvements, marketing and promotional activities than the Company and, as a result, The Sands' facilities and amenities fell behind many of the other casinos. In order to improve the Company's competitive position, they sought the approval of the Bankruptcy Court for a capital expenditure program to renovate the majority of its hotel rooms and suites and to purchase approximately 700 slot machines. The Bankruptcy Court approved the capital expenditure program in the amount of approximately $13.6 million in March 1998. In addition, the lack of access to Pacific Avenue hampered The Sands' efforts to expand its "drive-in" patron base. During 1999, in an effort to increase and utilize available Pacific Avenue frontage The Sands acquired land parcels on Pacific Avenue and demolished the existing structures and constructed a new front entrance to The Sands' facility on Pacific Avenue, which opened in June 2000. During 2003, the new front entrance was redesigned and refurbished as an exclusive entrance for its bus patrons, complete with a new and expanded bus waiting lounge. Also during 2003, the porte cochere was renovated and expanded in order to make The Sands more easily accessible to the drive-in customer.

       In order to enhance its competitive position in the marketplace, a capital expenditure plan was recently approved by the Board of Directors of the Company, and management believes that cash generated from operations and cash reserves will be sufficient to meet the requirements of the plan. Based upon expected cash flow generated from operations, management determined that it would be prudent for the Company to obtain a line of credit to provide additional cash availability, to meet the Company's working capital needs, in the event that anticipated cash flow is less than expected or expenses exceed those anticipated. At the request of the Company, Ealing Corp., a Nevada corporation and an affiliate of Mr. Icahn, agreed to provide a revolving credit facility, secured by a first lien on all of the assets of the Company, under which the Company may borrow up to an aggregate amount of $10 million for general working capital purposes. Ealing's obligation to provide the financing pursuant to the commitment letter is subject to the negotiation and execution of a definitive loan and security agreements and related documents as well as certain customary conditions. However, there can be no assurance that the loan agreement with Ealing will be consummated, that if the loan agreement with Ealing is not consummated, the Company will be able to obtain financing from another lender on terms as or more favorable than the terms of the commitment letter, or whether the Company will need to borrow funds for working capital.

       The Sands also competes with legalized gaming from casinos located on Native American tribal lands. In October 2001, the New York State Legislature enacted a bill, which the governor signed, authorizing a total of six Indian casinos in the State of New York - three in Western New York and three in the Catskill Region - and approved the use of video lottery terminals at racetracks and authorized the participation of New York State in a multi-state lottery. On January 29, 2002, a lawsuit was commenced contesting the above legislation package on the grounds that certain of its provisions were adopted in violation of the State's constitution. The likely outcome of this lawsuit cannot be ascertained at this time. The implementation of VLT's and the outcome of this lawsuit could adversely affect visitation of The Sands from New York residents.

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

       A significant amount of The Sands' revenues is derived from patrons living in northern New Jersey, southeastern Pennsylvania and metropolitan New York City. Proposals to allow casino gaming in certain areas of Pennsylvania have been defeated within the past three years. If casino gaming were to be legalized in those areas or in other venues that are more convenient to those areas, it could have a material adverse effect on The Sands. Gaming is currently conducted on Indian lands in nearby states, including the Foxwoods and Mohegan Sun Casinos in Connecticut and the Turning Stone Casino in Oneida, New York near Syracuse, Casino Niagara, which has operated a temporary casino facility in Niagara Falls, Ontario, since 1996, intends to open an expanded permanent facility in the spring of 2004. In addition, New York State passed legislation that was signed by the Governor in October 2001 to allow slot machines at racetracks and six Indian owned casinos within the State of New York. The Saratoga race track in upstate New York began operating slot machines in January 2004. The legislation also allowed the State to join the multi-state Powerball lottery. The gaming portion of the legislation may face legal challenges including a challenge based on the New York State Constitution. Therefore, it is not possible to determine the timing or financial impact of this legislation on Atlantic City at this time.

       Industry Developments. On July 1, 2003, the State of New Jersey amended the NJCCA to impose various tax increases on Atlantic City casinos, including The Sands. Among other things, the amendments to the NJCCA include the following new tax provisions: (i) a new 4.25% tax on casino complimentaries, with proceeds deposited to the Casino Revenue Fund; (ii) an 8% tax on casino service industry multi-casino progressive slot machine revenue with the proceeds deposited to the Casino Revenue Fund; (iii) a 7.5% tax on adjusted net income of licensed casinos in State fiscal years 2004 through 2006 based upon 2003 Net Income with a minimum payment of $350,000, with the proceeds deposited to the Casino Revenue Fund; (iv) a fee of $3.00 per day on each hotel room in a casino hotel facility that is occupied by a guest, for consideration or as a complimentary item, with the proceeds deposited into the Casino Revenue Fund in State fiscal years 2004 through 2006 and, beginning in State fiscal year 2007, $2.00 of the fee deposited into the Casino Revenue Fund and $1.00 to be transferred to the CRDA;
(v) an increase in the amount paid by the casino hotel for patron cars parked from $1.50 to $3.00, of the minimum casino hotel parking charge from $2.00 to $3.00, with $1.50 of the fee to be deposited into the Casino Revenue Fund in State fiscal years 2004 through 2006 and, beginning in State fiscal year 2007, $0.50 to be deposited into the Casino Revenue Fund and $1.00 to be transferred to the CRDA for its purposes pursuant to law, and for use by the CRDA to bond for $30 million for deposit into the Casino Capital Construction Fund, which was also created by the July 1, 2003 Act that amended the NJCCA; and the new taxes imposed on The Sands and other Atlantic City casinos, will reduce our profitability. It is anticipated that these new and increased taxes will cost The Sands approximately $1.5-$2.0 million annually in additional expenses.

       Slot machines have become increasingly more popular than table games particularly with frequent patrons and with recreational and other casual visitors. Casino operators have been catering increasingly to slot patrons through new forms of promotions and incentives such as slot machines that are linked among the various casinos enabling the pay out of large pooled jackpots, and through more attractive and entertaining gaming machines with secondary jackpots. Various competitors have committed efforts to provide coinless technology in their slot product, which appears to be an industry trend for the future. Slot machines generally produce higher margins and profitability than table games because they require less labor and have lower operating costs. As a result, slot machine revenue growth has outpaced table game revenue growth in recent years. In 2003, according to Commission filings, slot win accounted for approximately 74.8% of total Atlantic City gaming win. However, table games remain important to a select category of gaming patrons. Management believes the availability of table games provides a varied gaming experience that benefits both slot and table game revenues.

       Casino Credit. Casino operations are conducted on both a credit and a cash basis. Patron gaming debts incurred in accordance with the NJCCA are enforceable under New Jersey law. For the year ended December 31, 2003, gaming credit extended to The Sands' table game patrons accounted for approximately 22.0% of overall table game wagering, and table game wagering accounted for approximately 10.2% of overall casino wagering during the period. At December 31, 2003, gaming receivables amounted to $9.5 million before an allowance for uncollectible gaming receivables of $5.6 million. Management believes that such allowance is adequate.

       License Agreement. GBHC's rights to the trade name "Sands" (the "Trade Name") were derived from a license agreement between Greate Bay Casino Corporation and an unaffiliated third party. Amounts payable by GBHC for these rights were equal to the amounts paid to the unaffiliated third party. On September 29, 2000, High River Limited Partnership assigned GBHC the rights under a certain agreement with the owner of the Trade Name to use the Trade Name as of September 29, 2000 through May 19, 2086, subject to termination rights for a fee after a certain minimum term. High River is an entity controlled by Carl
C. Icahn. High River received no payments for its assignment of these rights. Payment is made directly to the owner of the Trade Name. For the years ended December 31, 2003, 2002 and 2001, the license fee amounted to $263,000, $272,000 and $268,000, respectively.

       Employees and Labor Relations. In Atlantic City, all employees, except certain hotel employees, must be licensed under the Casino Act. Due to the seasonality of the operations of The Sands, the number of employees varies during the course of the year. At December 31, 2003, The Sands had approximately 2,211 employees. The Sands has collective bargaining agreements with three unions that represent approximately 818 employees, most of whom are represented by the Hotel, Restaurant Employees and Bartenders International Union, AFL-CIO, Local 54. The collective bargaining agreement with Local 54 expires in September 2004. The collective bargaining agreements with the Carpenters, Local 623 and Entertainment Workers, Local 68 expire in April and July 2005, respectively. Management considers its labor relations to be good.

Casino Regulation

       Casino gaming is strictly regulated in Atlantic City under the NJCCA and the regulations of the Commission, which affect virtually all aspects of the operations of The Sands. The Casino Act and regulations affecting Atlantic City casino licensees concern primarily the financial stability, integrity and character of casino operators, their employees, their debt and equity security holders and others financially interested in casino operations; the nature of casino/hotel facilities; the operation methods (including rules of games and credit granting procedures); and financial and accounting practices used in connection with casino operations. A number of these regulations require practices that are different from those in casinos in Nevada and elsewhere, and some of these regulations result in casino operating costs greater than those in comparable facilities in Nevada and elsewhere.

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

       In order to renew GBHC's casino license, the Commission must determine that GBHC and Holdings are financially stable. In order to be found "financially stable" under the NJCCA, GBHC and Holdings must demonstrate, among other things, their ability to pay, exchange, or refinance debts that mature or otherwise become due and payable during the license term, or to otherwise manage such debts. Because the Existing Notes will become due during the period following the renewal of the license in 2004, the Commission will require GBHC and Holdings to indicate the efforts they will pursue or are pursuing to refinance the Existing Notes prior to maturity and during the new license term. Currently, the Commission is and will continue to monitor the efforts of GBHC and Holdings to manage and refinance the Existing Notes. There has been no precedent of non-renewal of a casino license in this situation.

       The NJCCA provides for a casino license fee of not less than $200,000 based upon the cost of the investigation and consideration of the license application, and a renewal fee of not less than $100,000 or $200,000 for a one year or four year renewal, respectively, based upon the cost of maintaining control and regulatory activities. In addition, a licensee must pay annual taxes of 8% of casino win (as defined in the Casino Act. During the years ended December 31, 2003, 2002 and 2001, the taxes and the license and other fees incurred by The Sands amounted to $19.0 million, $21.3 million and $23.0 million, respectively.

       The NJCCA also requires casino licensees to pay an investment alternative tax of 2.5% of Gross Revenue (the "2.5% Tax") or, in lieu thereof, to make quarterly deposits of 1.25% of quarterly Gross Revenue with the CRDA (the "Deposits"). The Deposits are then used to purchase bonds at below-market interest rates from the CRDA or to make qualified investments approved by the CRDA. The CRDA administers the statutorily mandated investments required to be funded by casino licensees and is required to expend the monies received by it for eligible projects as defined in the Casino Act. The Sands has elected to make the Deposits with the CRDA rather than pay the 2.5% Tax.

       The Sands has, from time to time, contributed certain amounts held in escrow by the CRDA to fund CRDA sponsored projects. During 2003, The Sands contributed $694,000 of its escrowed funds to CRDA sponsored projects. No specific refund or future credit has been associated with the 2003 contributions. During 2002, The Sands contributed $925,000 of its escrowed funds to CRDA sponsored projects and received $116,000 in a cash refund. In 2001, The Sands contributed $322,000 of its escrowed funds to CRDA sponsored projects and received $80,000 in a cash refund and $84,000 in waivers of certain future Deposit obligations. Prior to this, the CRDA had granted The Sands both cash refunds and waivers of certain of its future Deposit obligations in consideration of similar contributions. Other assets aggregating $621,000 and $811,000, respectively, have been recognized on the accompanying consolidated balance sheets at December 31, 2003 and 2002, and are being amortized over a period of ten years commencing with the completion of the projects. Amortization of other assets totaled $205,000, $199,000 and $202,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

       The NJCCA also imposes certain restrictions upon the ownership of securities issued by a corporation that holds a casino license or is a holding company of a corporate licensee. Among other restrictions, the sale, assignment, transfer, pledge or other disposition of any security issued by a corporate licensee or holding company is subject to the regulation of the Commission. The Commission may require divestiture of any security held by a disqualified holder such as an officer, director or controlling stockholder who is required to be qualified under the NJCCA.

       Note holders are also subject to the qualification provisions of the NJCCA and may, in the sole discretion of the Commission, be required to make filings, submit to regulatory proceedings and qualify under the Casino Act. If an investor is an "Institutional Investor" such as a retirement fund for governmental employees, a registered investment company or adviser, a collective investment trust, or an insurance company, then, in the absence of a prima facie showing by the New Jersey Division of Gaming Enforcement that the "Institutional Investor" may be found unqualified, the Commission shall grant a waiver of this qualification requirement with respect to publicly traded debt or equity securities of parent companies or affiliates if the investor will own (i) less than 10% of the common stock of the company in question on a fully diluted basis, or (ii) less than 20% of such company's overall indebtedness provided the investor owns less than 50% of an outstanding issue of indebtedness of such company; the Commission, upon a showing of good cause, may, in its sole discretion, grant a waiver of qualification to an "Institutional Investor" not satisfying the above percentage criteria. An "Institutional Investor" must also purchase securities for investment and have no intent to influence the management or operations of such company. The Commission may, in its sole discretion, grant a waiver of the qualification requirement to investors not qualifying as "Institutional Investors" under the Casino Act if such investors will own less than 5% of the publicly traded common stock of such company on a fully diluted basis or less than 15% of the publicly traded outstanding indebtedness of such company.

ITEM 2.  PROPERTIES

        The Sands is located in Atlantic City, New Jersey on approximately 6.1 acres of land one-half block from the Boardwalk at Brighton Park between Indiana Avenue and Dr. Martin Luther King, Jr. Boulevard. The Sands facility currently consists of a casino and simulcasting facility with approximately 78,000 square feet of gaming space containing approximately 2,202 slot machines and approximately 73 table games; 2 hotels (see discussion on the Madison House Hotel immediately below) with an overall total of 637 rooms (including 170 suites); five restaurants; two cocktail lounges; two private lounges for invited guests; an 800-seat cabaret theater; retail space; an adjacent nine-story office building with approximately 77,000 square feet of office space for its executive, financial and administrative personnel; the "People Mover", an elevated, enclosed, one-way moving sidewalk connecting The Sands to the Boardwalk using air rights granted by an easement from the City of Atlantic City and a garage and surface parking for approximately 1,750 vehicles.

       The Sands entered into a long-term lease of the Madison House Hotel. The initial lease period is from December 2000 to December 2012 with lease payments ranging from $1.8 million per year to $2.2 million per year. The Madison House is physically connected at two floors to the existing Sands casino-hotel complex. The Sands completed renovations in 2002 to upgrade and combine the rooms of the Madison House into a total of 113 suites and 13 single rooms. It is the intention of The Sands to maintain and operate the Madison House at the same quality level as The Sands.

       With the exception of the land over which the People Mover is constructed and the Madison House Hotel land, The Sands owns the land and improvements comprising The Sands facility. The Sands owns and operates the casino, the hotel, all of the restaurants, the cocktail lounge, the private lounges, the theatre and a retail gift shop. In addition, The Sands has licensed certain space within the hotel building to unrelated third parties who operate a beauty shop, a peanut shop, a game room and a coffee stand.

ITEM 3.  LEGAL PROCEEDINGS

        Tax appeals on behalf of GBHC and the City of Atlantic City challenging the amount of GBHC's real property assessments for tax years 1996 through 2003 are pending before the NJ Tax Court.

        In 2001, GBHC discovered certain failures relating to currency transaction reporting which resulted in the failure of GBHC to file legally required currency transaction reports. Following this discovery, GBHC self-reported the situation to the applicable regulatory agencies. GBHC conducted an internal examination of the matter and the New Jersey Division of Gaming Enforcement conducted a separate review. There has not been an impact on GBHC's financial reporting because of these failures, GBHC has revised internal control processes and taken other measures to address the situation. In May 2003, GBHC was advised by the Department of the Treasury that it will not pursue a civil penalty.

        By letter dated January 23, 2004, Sheffield Enterprises, Inc. asserted potential claims against The Sands under the Lanham Act for permitting a show entitled The Main Event, to run at the Sands during 2001. Sheffield also asserts certain copyright infringement claims growing out of the Main Event performances. It has not yet been determined whether or not the claims made by Sheffield would, if adversely determined, materially impact the financial position or results of operations of the Company.

        On February 26, 2003, The Sands received a letter from counsel for Mr. Frederick H. Kraus, Executive Vice President, General Counsel and Secretary, indicating that he had been retained to represent Mr. Kraus "in regards to a constructive discharge, breach of contract, severance pay" and other claims. This matter has been amicably resolved.

        GBHC is a party in various legal proceedings with respect to the conduct of casino and hotel operations and has received employment related claims. Although a possible range of losses cannot be estimated, in the opinion of management, based upon the advice of counsel, GBHC does not expect settlement or resolution of these proceedings or claims to have a material adverse impact upon their consolidated financial position or results of operations, but the outcome of litigation and the resolution of claims is subject to uncertainties and no assurances can be given. The consolidated financial statements do not include any adjustments that might result from these uncertainties.

        From time to time, GBHC and certain of its officers, directors, agents and employees, are subject to various legal and administrative proceedings incidental to the business of GBHC, GBHC does not believe any proceedings currently pending are material to the conduct of the business of GBHC.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On July 9, 2003, the annual meeting of shareholders was held to elect the Board of Directors and the appointment of independent auditors. Proxies were solicited for the annual meeting under Regulation 14A.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

       GB Property's voting securities consist of 100 shares of common stock with a par value of $1.00 per share, all of which are owned by Holdings.

       GBHC's voting securities consist of 100 shares of common stock with no par value per share, all of which are owned by Holdings.

       Holdings' voting securities consist of an aggregate of 10,000,000 shares of common stock with a par value of .01 per share. As of March 1, 2004 there were 9 record holders of GBHC common stock.

       The Company has not paid any dividends in the past and has no plans to pay any in the future.

       The New Common Stock (trading symbol "GBH") and the Existing Notes were listed and commenced trading on the American Stock Exchange ("AMEX") on March 27, 2002. To Holdings' knowledge, other than certain of the shares of the New Common Stock owned by Icahn (77.49%), and HMC Investors, LLC (8%), substantially all of the shares of the New Common Stock are held by Cede & Co. as nominee.

       The range of high and low market prices for the New Common Stock on the American Stock Exchange Composite Tape from January 1, 2002 through December 31, 2003 is as follows:

       Quarter Ended:                               High             Low
       -------------                                ----             ---

       March 31, 2002                               $3.11            $2.48
       June 30, 2002                                $3.15            $2.22
       September 30, 2002                           $3.16            $2.25
       December 31, 2002                            $3.19            $2.62

       March 31, 2003                               $2.98            $2.45
       June 30, 2003                                $6.20            $2.66
       September 30, 2003                           $6.00            $2.56
       December 31, 2003                            $3.70            $2.41

Equity Compensation Plan Information

The Sands does not maintain any equity compensation plans.

----------------------------------------------------------------------------------------------------------------------
                                (a)                          (b)                          (c)

----------------------------------------------------------------------------------------------------------------------
Plan category                   Number of securities to      Weighted-average             Number of securities
                                the issued upon exercise     exercise price of            remaining available for
                                of outstanding options,      outstanding options,         future issuance under
                                warrants and rights          warrants and rights          equity compensation plans
                                                                                          (excluding securities
                                                                                          reflected in column (a))
----------------------------------------------------------------------------------------------------------------------
Equity Compensation plans
approved by security holders              -                           -                           -
----------------------------------------------------------------------------------------------------------------------
Equity compensation plans not
approved by security holders              -                           -                           -
----------------------------------------------------------------------------------------------------------------------
Total                                     -                           -                           -
----------------------------------------------------------------------------------------------------------------------

ITEM 6.  SELECTED FINANCIAL DATA

       GB Holdings, Inc. and Subsidiaries

       The following table sets forth selected financial information for Holdings, and is qualified in its entirety by, and should be read in conjunction with, Holdings' Financial Statements and Notes thereto contained elsewhere herein. The data as of December 31, 2003 and 2002 and for the years ended December 31, 2003, 2002 and 2001 have been derived from the audited financial statements of Holdings contained in Item 8 below.

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

                       GB HOLDINGS, INC. AND SUBSIDIARIES
               (dollars in thousands except income per share data)

Statement of Operations Data:

                                                                                                |
                                                      Post-reorganization                       |       Pre-reorganization
                                 ---------------------------------------------------------------| -------------------------------
                                          Year         Year           Year        10/01/00      |     01/01/00          Year
                                         Ended        Ended          Ended          Ended       |       Ended           Ended
                                       12/31/03     12/31/02        12/31/01      12/31/00      |     09/30/00        12/31/99
                                  ------------    -------------  -------------  --------------  |   ------------   -------------
Total Revenues .................. $    219,890    $     244,601   $    278,030  $       62,485  |   $    209,575    $     270,578
Promotional Allowances ..........      (49,632)         (51,128)       (62,281)        (15,774) |        (47,112)         (60,767)
                                  ------------    -------------   ------------  --------------  |   ------------    -------------
Net revenues ....................      170,258          193,473        215,749          46,711  |        162,463          209,811
                                  ------------    -------------   ------------  --------------  |   ------------    -------------
Expenses:                                                                                       |
                                                                                                |
    Departmental.................      146,049          159,714        185,255          45,427  |        131,985          178,188
    General and administrative...       11,582           12,799         11,512           2,175  |          7,663           10,586
    Depreciation and                                                                            |
      amortization including                                                                    |
      provision for obligatory                                                                  |
      investments................       16,244           15,457         12,133           3,834  |          9,414           16,215
                                                                                                |
    Loss on impairment of assets.        1,282                -              -               -  |              -                -
    Loss (gain) on disposal of                                                                  |
      fixed assets...............         (105)             185             20              11  |             10             (259)
                                  ------------    -------------   ------------  --------------  |   ------------    -------------
      Total Expenses.............      173,770          189,437        208,920          51,447  |        149,072          204,730
                                  ------------    -------------   ------------  --------------  |   ------------    -------------
    Income (loss) from operations       (3,512)           4,036          6,829          (4,736) |         13,391            5,081
                                  ------------    -------------   ------------  --------------  |   ------------    -------------
Non-operating income (expense):                                                                 |
    Interest income..............          627            1,067          2,671           1,338  |            518              649
    Interest expense.............      (12,027)         (11,640)       (11,279)         (3,133) |           (366)            (295)
    Reorganization and other                                                                    |
      related costs..............       (1,843)               -              -              34  |         (2,807)          (2,154)
    Gain on prepetition debt                                                                    |
      discharge..................            -                -              -               -  |         14,795                -
                                  ------------    -------------   ------------  --------------  |   ------------    -------------
      Total non-operating                                                                       |
        expense, net.............      (13,243)         (10,573)        (8,608)         (1,761) |         12,140           (1,800)
                                  ------------    -------------   ------------  --------------  |   ------------    -------------
Income (loss) before                                                                            |
 income taxes ...................      (16,755)          (6,537)        (1,779)         (6,497) |         25,531            3,281
Income tax provision ............         (958)            (784)           (55)              -  |              -             (133)
                                  ------------    -------------   ------------  --------------  |   ------------    -------------
Net income (loss) ............... $    (17,713)   $      (7,321)  $     (1,834) $       (6,497) |   $     25,531    $       3,148
                                  ------------    -------------   ------------  --------------  |   ------------    -------------
                                                                                                |
Basic/diluted income (loss) per                                                                 |
  common share: ................. $      (1.77)   $       (0.73)  $      (0.18) $        (0.65) |   $       2.55(2) $        0.32(2)
                                  ============    =============   ============  ==============  |   ============    =============
    Weighted avaerage common                                                                    |
      shares outstanding.........   10,000,000       10,000,000     10,000,000      10,000,000  |     10,000,000       10,000,000
                                  ============    =============   ============  ==============  |   ============    =============


Balance Sheet Data:                                   Post-reorganization                                   Pre-reorganization

                                  ------------------------------------------------------------------------------------------------

                                     12/31/03         12/31/02        12/31/01         12/31/00           9/30/00        12/31/99
                                  --------------  --------------  -------------   ---------------     --------------  ------------
Total assets .................... $    227,563    $     244,712   $    255,922    $      264,247      $    272,676    $    208,416

Total long-term debt ............      110,000          110,000        110,371           110,838           110,858         197,898

Shareholder's equity (deficit) ..       91,635          109,348        116,669           118,503           125,000         (39,593)

---------------

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

        OVERVIEW

        The Company faced a number of competitive challenges during fiscal 2003, including increased competition from the newly opened Borgata, increased competition from existing casinos that invested in capital improvements, and a corresponding increase in competition for slot machine players. Severe winter weather and a loss of customers resulting in part from The Sands' decreased table gaming capacity also had a negative effect on revenues for the first half of fiscal 2003. These factors resulted in a decline of $23.2 million (12%), in net revenues as compared to the prior fiscal year, and a net loss of $17.7 million compared to a net loss of $7.3 million in the prior fiscal year.

        Management is currently focused on restructuring its debt to significantly reduce the cash requirements for debt service and defer the payment of principal, which is presently due in September 2005, for three years. These funds would then be available for operational and capital investment, including opportunities that arise to expand The Sands' casino, rooms, parking, entertainment and retail facilities.

        Pursuant to New Jersey law, GBHC is required to maintain a casino license in order to operate The Sands. The gaming licenses required to own and operate The Sands must be renewed in 2004, which requires that the CCC determine that GBHC and Holdings are financially stable. In order to be found "financially stable" under NJCCA, GBHC and Holdings must demonstrate among other things, their ability to pay exchange, or refinance debts that mature or otherwise become due and payable during the license term, or to otherwise manage such debts. If the CCC determines that Holdings may be unable to make the required payments pursuant to the Existing Notes or pay the principal when it becomes due in 2005, GBHC may be unable to obtain renewal of the casino license required to own and operate The Sands. Currently, the CCC is and will continue to monitor the effect of GBHC and Holdings to manage and refinance the Existing Notes. There has been no precedent of non-renewal of a casino license in this situation.

        The Sands primarily generates revenues from gaming operations in its Atlantic City facility (see Properties). Although The Sands' other business segments including rooms, entertainment, retail store, food and beverage operations also generate some cash sales, these revenues are nominal in comparison to the casino operations. The non-casino operations primarily support the casino operation by providing complimentary goods and services to deserving casino customers (see Promotional Allowances). The Company competes in a capital intensive industry (see Competition) that requires continual reinvestment in its facility and technology.

LIQUIDITY AND CAPITAL RESOURCES

        Summary

        During 2004, management anticipates making tax payments of approximately $1.1 million to the State of New Jersey. Management believes that cash flows generated from operations during 2004, as well as available cash reserves, will be sufficient to meet its operating plan. In the first quarter of 2004, the Board approved a capital expenditures program for 2004 under which Holdings and its subsidiaries anticipate making capital expenditures of approximately $20.0 million to invest in and upgrade The Sands. Management believes that cash generated from operations and cash reserves will be sufficient to meet the requirements of the plan. Based upon expected cash flow generated from operations, management determined that it would be prudent for the Company to obtain a line of credit to provide additional cash availability, to meet the Company's working capital needs, in the event that anticipated cash flow is less than expected or expenses exceed those anticipated. At the request of the Company, Ealing Corp., a Nevada corporation and an affiliate of Mr. Icahn, agreed to provide a revolving credit facility, secured by a first lien on all of the assets of the Company, under which the Company may borrow up to an aggregate amount of $10 million for general working capital purposes. Ealing's obligation to provide the financing pursuant to the commitment letter is subject to the negotiation and execution of definitive loan and security agreements and related documents as well as certain customary conditions. However, there can be no assurance that the loan agreement with Ealing will be consummated, that if the loan agreement with Ealing is not consummated, the Company will be able to obtain financing from another lender on terms as or more favorable than the terms of the commitment letter, or whether the Company will need to borrow funds for working capital.

        Operating Activities

        At December 31, 2003, the Company had cash and cash equivalents of $33.5 million. The Company used $2.3 million of net cash from operations during the year ended December 31, 2003 compared to generating $9.7 million during the same prior year period. The 2003 decrease in net cash from operations was primarily due to the decline in net revenues as a result of the increased competition and capacity in the Atlantic City market. The 2002 increase in net cash from operations is a result of a combination of a decrease in accounts receivable and an increase in depreciation expense that offset a decrease in income from operations. During 2002, based upon a periodic review of long-lived assets for impairment in conjunction with a review of the Company's marketing programs and product mix, certain expenditures incurred for property expansion plans, that were included in construction in progress, were determined to be unusable and resulted in a loss on asset impairment in the amount of $1.3 million.

        Investing Activities

        Capital expenditures at The Sands for the year ended December 31, 2003 amounted to approximately $12.8 million compared to $14.1 million in 2002 and $23.1 million in 2001. In order to enhance its competitive position in the market place, The Sands may determine to incur additional substantial costs and expenses to maintain, improve and expand its facilities and operations. Management has approval from its Board of Directors for a 2004 capital expenditure plan of up to $23.6 million which includes new slot machines, casino and hotel renovations as well as replacement and upgrades to infrastructure and technology. However, in order to avoid disruption of its operations during the peak summer season and based upon operating results and available cash, management may defer some slot machine replacements and casino renovations to the latter half of 2004 or beyond, thereby reducing capital expenditures for 2004. Accordingly, additional financing requirements could be reduced significantly.

        The Sands is required by the Casino Act to make certain quarterly deposits based on gross revenue with the Casino Reinvestment Development Authority ("CRDA") in lieu of a certain investment alternative tax. Deposits for the years ended December 31, 2003, 2002 and 2001 amounted to $2.3 million, $2.5 million and $2.8 million, respectively.

        Financing Activities

        There were no financing activities during the year ended December 31, 2003. As of December 31, 2003, the only scheduled payment of long-term debt is the Existing Notes, which mature on September 29, 2005.

        On July 14, 2003, a Form 8-K was filed with the SEC reporting that a committee of the independent directors of the Company approved a proposed restructuring of the Existing Notes, together with various other corporate changes to be accomplished in connection with the proposed restructuring. In connection with the foregoing, on November 13, 2003, Atlantic Holdings filed with the SEC, a Registration Statement on Form S-4 (which contains a preliminary prospectus), under the Securities Act of 1933, as amended (the "Securities Act"), to transfer substantially all of the assets and liabilities of Holdings, GBHC, and GB Property, to Atlantic Holdings, in exchange for Atlantic Holdings issuance of 3% Notes due 2008 in exchange for the Existing Notes and the cancellation of such Notes) and the registration of certain securities to be issued to the stockholders of the Company; and, also on such date, Atlantic Holdings and ACE Gaming filed with the SEC, a Registration Statement on Form S-4 under the Securities Act, with respect to a consent solicitation and exchange offer with respect to the Existing Notes. Neither of such Registration Statements have been declared effective and each was amended by filing Amendment No. 1 to Form S-4/A on February 13, 2004. The Company and Atlantic Holdings also filed with the SEC a schedule 13e-3, under the Securities and Exchange Act of 1934, with respect to such transactions, which was also amended by the filing of a Schedule 13e-3/A on February 13, 2004.

        During 2004, Management anticipates making its next scheduled interest payment on the Existing Notes of $6.1 million on March 29, 2004 and depending on the timing of the anticipated exchange of Existing Notes, a payment of up to $1.0 million per month for each month the Existing Notes remain outstanding.

        Management estimates that consent fees associated with the exchange of Existing Notes will be between $6.4 million and $11.0 million. Additional financing fees are estimated to be between $700,000 and $800,000.

        Pursuant to New Jersey law, GBHC is required to maintain a casino license in order to operate The Sands. The gaming licenses required to own and operate The Sands must be renewed in September 2004, and for each renewal the CCC must determine that GBHC and Holdings are financially stable. In order to be found "financially stable" under NJCCA, GBHC and Holdings must demonstrate among other things, their ability to pay exchange, or refinance debts that mature or otherwise become due and payable during the license term, or to otherwise manage such debts. If the CCC determines that Holdings may be unable to make the required payments pursuant to the Existing Notes or pay the principal when it becomes due in 2005, GBHC may be unable to obtain renewal of the casino license required to own and operate The Sands. GBHC's inability to obtain renewal of is casino license will have a material adverse effect on Holdings.

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

        Self-Insurance - The Company retains the obligation for certain losses related to customer's claims of personal injuries incurred while on the Company property as well as workers compensation claims beginning in 2002 and major medical claims for non-union employees in 2003. The Company accrues for outstanding reported claims, claims that have been incurred but not reported and projected claims based upon management's estimates of the aggregate liability for uninsured claims using historical experience, an adjusting company's estimates and the estimated trends in claim values. Although management believes it has the ability to adequately project and record estimated claim payments, it is possible that actual results could differ significantly from the recorded liabilities.

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

        The following table sets forth certain unaudited financial and operating data relating to The Sands' and all other Atlantic City casinos' capacities, volumes of play, hold percentages and revenues:


                                                                              Year Ended December 31,
                                                            --------------------------------------------------------------
                                                                  2003                 2002                     2001
                                                            --------------         -------------           ---------------
                                                                                (Dollars In Thousands)
Units: (at year-end)
    Table Games     - Sands                                            73                     40                      69
                    - Atlantic City (ex. Sands)                     1,311                  1,167                   1,061
    Slot Machines   - Sands                                         2,202                  2,322                   2,060
                    - Atlantic City (ex. Sands)                    40,176                 35,795                  35,423
Gross Wagering (1)
    Table Games     - Sands                                 $     217,984           $    242,731            $    457,992
                    - Atlantic City (ex. Sands)                 6,858,441              6,684,168               6,773,640
    Slot Machines   - Sands                                     1,920,379              2,227,830               2,348,180
                    - Atlantic City (ex. Sands)                39,025,945             38,237,932              36,772,969
Hold Percentages (2)
    Table Games     - Sands                                         14.89%                 15.00%                  14.92%
                    - Atlantic City (ex. Sands)                     15.91%                 15.73%                  15.65%
    Slot Machines   - Sands (accrual basis)                          7.78%                  7.57%                   6.88%
                    - Sands (cash basis)                             7.94%                  7.76%                   7.10%
                    - Atlantic City (ex. Sands)
                      (accrual basis)                                 N/A                    N/A                     N/A
                    - Atlantic City (ex. Sands)
                      (cash basis)                                   8.14%                  8.08%                   8.09%
Revenues (2)
    Table Games     - Sands                                 $      32,451            $    36,401             $    68,351
                    - Atlantic City (ex. Sands)                 1,091,479              1,051,103               1,059,881
    Slot Machines   - Sands (accrual basis)                       149,394                168,697                 161,503
                    - Sands (cash basis)                          152,527                172,833                 166,657
                    - Atlantic City (ex. Sands)
                      (accrual basis)                                 N/A                    N/A                     N/A
                    - Atlantic City (ex. Sands)
                      (cash basis)                              3,174,834              3,089,067               2,974,610
    Other (3)       - Sands                                         1,191                  1,319                   2,515
                    - Atlantic City (ex. Sands)                    45,510                 41,735                  42,554

-------------------------------

(1) Gross wagering consists of the total value of chips purchased for table games (excluding poker) and keno wagering (the "Drop") and coins, cash and/or equivalent value tickets wagered in slot machines (the "Handle").

(2) Casino revenues consist of the portion of gross wagering that a casino retains and, as a percentage of gross wagering, is referred to as the "hold percentage." The Sands' hold percentages and revenues are reflected on an accrual basis. Comparable accrual basis data for the remainder of the Atlantic City gaming industry as a whole is not available; consequently, industry hold percentages and revenues are based on information available from the Commission. Cash basis slot machine revenue does not include an accrual for industry-wide progressive slot jackpots, whereas accrual basis slot machine revenue does include such accrual.

(3) Consists of revenues from poker and simulcast horse racing wagering. The Sands provides its customers both poker and simulcast horse wagering, however, not all Atlantic City Casinos provide these same gaming options.

        Patron Gaming Volume

        Information contained herein, regarding Atlantic City casinos other than The Sands, was obtained from reports filed with the Commission.

        Table game drop decreased by $24.7 million (10.2%) during 2003 compared with 2002 and by $215.3 million (47.0%) in 2002 compared to 2001. By comparison, according to Commission reports, table game drop at all other Atlantic City casinos increased 2.6% in 2003 compared to 2002 and decreased 1.3% in 2002 compared to 2001. During 2003, The Sands increased the number of table games from 40 to 73 units in an effort to recapture market share by providing the customer ample access to a variety of table games. The increase in table game capacity was supported by marketing, player development and customer service programs that focused on attracting premium and middle category table game players.

        During the second half of 2003, table game drop increased $36.3 million (43.5%) compared to the same prior year period. This occurred despite a significant increase in table games in the Atlantic City market as a result of the opening of a new casino in July 2003. However, these positive results were not enough to offset the decline in table game drop in the first half of 2003 compared to the same prior year period, which was negatively impacted by severe winter weather.

        Slot machine handle decreased $307.5 million (13.8%) during 2003, compared with 2002 and $120.4 million (5.1%) in 2002 compared to 2001. By comparison, according to Commission reports, the percentage increase in slot machine handle for all other Atlantic City casinos for the same periods was 2.1% and 4.0%, respectively. The decreased Sands slot handle during 2003 can be attributed to a combination of a decrease in the number of units and an increase in competitive capacity in the Atlantic City Market. The number of slot machines decreased 5.2% at The Sands to 2,202 at December 31, 2003 compared to December 31, 2002. For all other Atlantic City casinos, the number of slot machines increased 12.2% in 2003 compared to 2002, primarily due to the opening of a new casino in July 2003.

        The majority (52.3%) of the 2003 decrease in Sands slot machine handle occurred during the second half of 2003 compared to the same prior year period. This was primarily due to increased market capacity as a result of the Borgata opening on July 3, 2003.

        Aggregate gaming space at all other Atlantic City casinos increased by approximately 144,000 square feet (12.1%) at December 31, 2003 compared to December 31, 2002, primarily due to the opening of a new casino in July 2003. The amount of gaming space at The Sands decreased approximately 781 square feet (1.0%) between periods. Revenues

        Casino revenues at The Sands decreased by $23.4 million (11.3%) in 2003 compared to 2002 and decreased by $26.0 million (11.2%) in 2002 compared to 2001. The 2003 decrease was due to the $19.3 million decline in slot revenues, which was a result of the $307.5 million (13.8%) decrease in slot handle. An increase in slot hold percentage from 7.57% in 2002 to 7.78% in 2003 slightly offset the impact of the decrease in slot handle. The 2002 decrease was due to the $32.1 million decline in table game revenues, which was a result of the $215.3 million (47.0%) decrease in table game drop. The decrease in table game drop was primarily due to fewer table games available during the third quarter 2002. Slot revenues increased during 2002 as a result of increased hold percentage despite a decrease in handle of $120.4 million. The increase in slot machine revenue was not enough to offset the decrease in table game revenue. As a result, the Company, by the end of 2002, had replaced 14 of the table games removed in the second quarter of 2002 and shifted its marketing strategy to focus on the middle and premium category slot player business.

        Room revenues decreased by $157,000 (1.4%) in 2003 compared to 2002 and decreased by $430,000 (3.7%) in 2002 compared to 2001. The 2003 decrease is due to a decrease in occupied room nights while average room rates remained flat. This was a result of a decrease in occupied room nights for cash sales, offset slightly by an increase in occupied room nights for complimentary rooms. The decline in occupied room nights for cash sales is primarily due to the increased rooms inventory in the Atlantic City market as a result of the Borgata, which opened in July 2003, as well as room additions at existing competitors. Management believes competition in this market will increase as further expansion of the rooms inventory in Atlantic City is expected in 2004. The 2002 decrease is due to a decrease in occupied room nights and a slightly lower average daily room rate. The 2002 decrease in occupied room nights is due to a decrease in complimentary rooms.

        Food and beverage revenues decreased $1.4 million (5.8%) in 2003 compared to 2002 and decreased by $6.1 million (20.8%) in 2002 compared to 2001. The 2003 decrease is due to a decrease in food revenue ($2.2 million) partially offset by an increase in beverage revenues ($841,000). The decrease in food revenue occurred predominantly in the high volume outlets (Boardwalk Buffet and Food Factory). The Food Factory has been closed since December 2002. In 2002, these outlets were the preferred choice of the mass category slot player. The 2003 increase in beverage revenue is primarily due to the new Swingers lounge, which opened in July 2003, as well as increases in room service and casino service bars. The 2002 decrease was due to a decrease in the average check of $6.89 (25.6%) as a result of fewer complimentaries to premium outlets.

        Other revenues increased $186,000 (5.0%) in 2003 compared to 2002 and decreased by $944,000 (20.2%) in 2002 compared to 2001. The 2003 increase is due to increased revenue in entertainment ($338,000), lobby store sales ($142,000) and parking ($53,000). These increases were primarily from complimentaries provided to customers in the middle and premium categories. The 2002 decrease is predominantly due to the decline in entertainment revenues, $470,000 (47.9%) which was primarily a result of discontinuation of review shows in 2002.

        Promotional Allowances

        Promotional allowances are comprised of (i) the estimated retail value of goods and services provided free of charge to casino customers under various marketing programs, (ii) the cash value of redeemable points earned under a customer loyalty program based on the amount of slot play and (iii) coin and cash coupons and discounts. As a percentage of casino revenues, promotional allowances increased to 27.1% during 2003 compared to 24.8% during 2002 and 26.8% in 2001. The 2003 increase is primarily attributable to marketing, player development and customer service programs implemented to recapture lost market share in the middle and premium player categories due to the reduction in table games and the marketing program during the summer of 2002 that focused on the mass slot player category.

        Departmental Expenses

        Casino expenses at The Sands decreased by $12.1 million (8.4%) in 2003 compared to 2002 and by $25.5 million (15.1%) in 2002 compared to 2001. The 2003 decrease is primarily due to reduction in casino payroll and employee benefits ($2.9 million) as a result of a full year of lower employment levels related to a series of layoffs and job eliminations beginning in 2001. Other favorable casino expense variances in 2003 were directly related to the lower casino revenues, which in turn, lowers general, marketing and promotional allocations ($6.6 million) and gaming taxes ($1.8 million). The 2002 decrease in casino expenses is primarily due to the reduction of complimentary costs associated with food and beverage provided free of charge. Casino payroll expenses decreased due to the reduction in table games. The decrease in the provision for doubtful accounts expense was caused by a reduction in credit issuance due to lower table game activity. Lower costs for customer transportation were a result of reduced volume in air travel and ground transportation. Reductions in advertising expense and gaming revenue tax also contributed significantly to the decreases in casino expenses in 2002.

        Rooms expenses decreased by $631,000 (21.1%) in 2003 compared to 2002 and $406,000 (12.0%) in 2002 compared to 2001. The 2003 decrease is primarily due to reductions in staffing, which reduced payroll and employee benefits. Linen usage and laundry expense decreased as a result of fewer occupied rooms in 2003 compared to 2002. The 2002 decreases were due to a decrease in housekeeping supplies expense, amenity package costs, linen and uniform usage, which resulted from fewer occupied room nights and also outside maintenance contracts.

        Food and beverage expenses decreased by $1.5 million (13.3%) in 2003 compared to 2002 and by $1.1 million in 2002 compared to 2001. The 2003 decrease is due to a decrease in payroll and employee benefits as a result of staffing reductions. Food cost of sales decreased as a result of lower food costs in the Boardwalk Buffet and the closing of the Food Factory in 2002. These favorable variances were offset slightly by lower allocable food and beverage costs transferred to other departments. The 2002 increases were due to a smaller share of costs allocated to casino expense as a result of a decrease in food and beverage complimentaries generated by casino operations. These were offset slightly by decreases in payroll, benefits and food and beverage cost of sales as a result of the lower volume.

        Other expenses increased by $492,000 (18.7%) in 2003 compared to 2002 and decreased by $749,000 (22.2%) in 2002 compared to 2001. The 2003 increase was due to increased entertainment costs as the theatre was open more often with headliner entertainers than it was in 2002. The decrease in 2002 is primarily due to savings resulting from discontinuation of review shows in the theatre.

        General and Administrative Expenses

        General and administrative expenses decreased by $1.2 million (9.5%) in 2003 compared to 2002 and increased by $1.3 million (11.2%) in 2002 compared to 2001. The 2003 decrease was primarily due to lower payroll and benefits costs ($2.1 million) as a result of continued staff reductions. Also contributing to the decrease in 2003, was lower severance payouts ($1.6 million) than in 2002 as a result of smaller adjustments in staffing levels than in the prior year. These favorable variances were offset somewhat by increases in insurance premiums and reserves due to market conditions and higher payouts and more significant claims in 2003. The 2002 increase was due to costs arising from severance packages and higher costs for insurance, property taxes and utilities.

        Depreciation and Amortization, including Provision for Obligatory Investments

        Depreciation and amortization, including provision for obligatory investments, increased by $787,000 (5.1%) in 2003 compared to 2002 and by $3.3 million (27.4%) in 2002 compared to 2001. The 2003 increase is due to increased depreciation expense ($826,000) resulting from further renovations and upgrades to infrastructure and public areas such as Swingers lounge, Platinum Club and the new bus entrance and waiting area. The provision for obligatory investments decreased in 2003 ($441,000) primarily due to a decrease in casino revenues, on which the obligation is based. The 2002 increase is a result of the continued investment in and renovation of the casino, hotel and administrative complex at The Sands.

        Interest Income and Expense

        Interest income decreased by $440,000 (41.2%) in 2003 compared to 2002 and decreased by $1.6 million (60.1%) in 2002 compared to 2001. The 2003 decrease was due to lower invested cash reserves. The decrease in 2002 was due to earnings on decreased cash reserves and lower interest rates.

        Interest expense increased by $387,000 (3.3%) in 2003 compared to 2002 and $361,000 (3.2%) in 2002 compared to 2001. The increase in 2003 is due to lower levels of capitalized interest than in 2002. The 2002 increase is due to a lower amount of capitalized interest partially offset by the elimination of debt.

        Income Tax Provision

       Income tax provision increased $174,000 (22.2%) in 2003 compared to 2002 and $729,000 (1,325.5%) in 2002 compared to 2001. The 2003 increase is predominantly due to the newly enacted New Jersey Casino Net Income Tax ($175,000), which became effective in July 2003. The increase in 2002 was directly related to the enactment of New Jersey alternative minimum assessment in July 2002, which is based on gross receipts or gross profits.

       Contractual Obligations

        The following table sets forth the contractual obligations of the Company at December 31, 2003:


                                                                   Payments Due By Period
                                      ---------------------------------------------------------------------------------
                                                                                                               More
                                                           Less than          1-3               3-5            Than
Contractual Obligations                     Total           1 year           years             years          5 years
------------------------              --------------      -----------   --------------    ------------    -------------
Long-Term Debt                        $  110,000,000     $         -    $  110,000,000    $          -    $          -
Capital Lease Obligations                          -               -                 -               -               -
Obligatory Contributions                   4,808,000          72,000           228,000       2,244,000       2,264,000
Operating Leases:
   Madison House                          18,026,000       1,800,000         5,797,000       3,996,000       6,433,000
   Equipment                                 352,000         186,000           167,000               -               -
Purchase Obligations                               -               -                 -               -               -
Other Long-term liabilities on
    balance sheet under GAAP                       -               -                 -               -               -
                                      --------------    ------------    --------------    ------------    ------------
    Total Contractual Obligations     $  133,186,000    $  2,058,000    $  116,192,000    $  6,240,000    $  8,697,000
                                      ==============    ============    ==============    ============    ============


        The Sands has agreed to contribute certain of its future investment obligations to the CRDA in connection with the renovation related to the Atlantic City Boardwalk Convention Center. The projected total contribution will amount to $6.9 million, which will be paid through 2011 based on an estimate of certain of The Sands' future CRDA deposit obligations. As of December 31, 2003, The Sands had satisfied $2.1 million of this obligation.

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

        New Accounting Pronouncements

        In June 2002, the FASB issued FAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("FAS No. 146"). FAS No. 146 nullifies Emerging Issues Task Force or EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" and requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value in the period in which the liability is incurred. Under EITF 94-3, a liability for an exit cost was required to be recognized at the date of an entity's commitment to an exit plan. The adoption of FAS No. 146 is expected to result in delayed recognition for some types of costs as compared to the provisions of EITF 94-3. FAS No. 146 is effective for new exit or disposal activities that are initiated after December 31, 2002, and does not affect amounts currently reported in the Company's consolidated financial statements. FAS No. 146 will affect the types and timing of costs included in future restructuring programs, if any.

        On January 1, 2003, the Company adopted FAS No. 143, "Asset Retirement obligations" ("FAS No. 143"), which provides the accounting requirements for retirement obligations associated with tangible long-lived assets. This statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The adoption of FAS No. 143 did not have any impact on the Company's consolidated financial statements.

         On January 1, 2003, the Company adopted FAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("FAS No. 148"), which provides alternative methods of transition for companies that choose to switch to the fair value method of accounting for stock options. FAS No. 148 also makes changes in the disclosure requirements for stock-based compensation, regardless of which method of accounting is chosen. The adoption of FAS No. 148 did not have any impact on the Company's consolidated financial statements.

        Private Securities Litigation Reform Act

        The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Form 10-K and other materials filed or to be filed by Holdings, GB Property or GBHC with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made by such companies) contains statements that are forward-looking, such as statements relating to future expansion plans, future construction costs and other business development activities including other capital spending, economic conditions, financing sources, competition and the effects of tax regulation and state regulations applicable to the gaming industry in general or Holdings, GB Property and GBHC in particular. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of Holdings, GB Property or GBHC. These risks and uncertainties include, but are not limited to, those relating to development and construction activities, dependence on existing management, leverage and debt service (including sensitivity to fluctuations in interest rates), domestic or global economic conditions, activities of competitors and the presence of new or additional competition, fluctuations and changes in customer preference and attitudes, changes in federal or state tax laws or the administration of such laws and changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions).

Risk Factors Related to the Business of The Company

The Company's quarterly operating results are subject to fluctuations and seasonality, and if the Company fails to meet the expectations of securities analysts or investors, the Company's share price may decrease significantly.

         The Company's quarterly operating results are highly volatile and subject to unpredictable fluctuations due to unexpectedly high or low losses, changing customer tastes and trends, unpredictable patron gaming volume, the proportion of table game revenues to slot game revenues, weather and discretionary decisions by The Sands' patrons regarding frequency of visits and spending amounts. The Company's operating results for any given quarter may not meet analyst expectations or conform to the operating results of the Company's local, regional or national competitors. If the Company's operating results do not conform to such expectations our share price may be adversely affected. Conversely, favorable operating results in any given quarter may be followed by an unexpected downturn in subsequent quarters.

GBHC may be unable to obtain renewal from the CCC of the casino license that is necessary to operate The Sands due to the outstanding debt of GB Holdings.

         Pursuant to New Jersey law, GBHC is required to maintain a casino license in order to operate The Sands. The gaming licenses required to own and operate The Sands must be renewed in September 2004, which requires that the CCC determine that GBHC and GB Holdings are financially stable. In order to be found "financially stable" under NJCCA, GBHC and GB Holdings must demonstrate among other things, their ability to pay, exchange, or refinance debts that mature or otherwise become due and payable during the license term, or to otherwise manage such debts. If the CCC determines during its license renewal process that GB Holdings is unable to make the required payments pursuant to the Existing Notes, or pay the principal when it becomes due in 2005, or refinance its debt, GBHC may be unable to obtain renewal of the casino license required to own and operate The Sands. GBHC's inability to obtain renewal of is casino license will have a material adverse effect on GB Holdings.

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

The Company may need to obtain financing for working capital purposes.

        A capital expenditure plan was recently approved by the Board of Directors of the Company, and management believes that cash generated from operations and cash reserves will be sufficient to meet the requirements of the plan. Based upon expected cash flow generated from operations, management determined that it would be prudent for the Company to obtain a line of credit to provide additional cash availability, to meet the Company's working capital needs, in the event that anticipated cash flow is less than expected or expenses exceed those anticipated. At the request of the Company, Ealing agreed to provide a revolving credit facility, secured by a first lien on all of the assets of the Company, under which the Company may borrow up to an aggregate amount of $10 million for general working capital purposes. Ealing's obligation to provide the financing pursuant to the commitment letter is subject to the negotiation and execution of a definitive loan and security agreements and related documents as well as certain customary conditions. However, there can be no assurance that the loan agreement with Ealing will be consummated, that if the loan agreement with Ealing is not consummated, the Company will be able to obtain financing from another lender on terms as or more favorable than the terms of the commitment letter, or whether the Company will need to borrow funds for working capital.

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

         The casino industry represents a significant source of tax revenues to the various jurisdictions in which casinos operate. Gaming companies are currently subject to significant state and local taxes and fees in addition to normal federal and state corporate income taxes. For example, casinos in Atlantic City pay for licenses as well as special taxes to the city and state. New Jersey taxes annual gaming revenues at the rate of 8.0%. New Jersey also levies an annual investment alternative tax of 2.5% on annual gaming revenues in addition to normal federal and state income taxes. This 2.5% obligation, however, can be satisfied by purchasing certain bonds or making certain investments in the amount of 1.25% of annual gaming revenues. On July 3, 2002, the State of New Jersey passed the New Jersey Business Tax Reform Act, which, among other things, suspended the use of the New Jersey net operating loss carryforwards for two years and introduced a new alternative minimum assessment under the New Jersey corporate business tax based on gross receipts or gross profits. For the years ended December 31, 2003 and 2002, there was a charge to income tax provision of $778,000 and $774,000, respectively, related to the impact of the New Jersey Business Tax Reform Act.

         On July 1, 2003, the State of New Jersey amended the New Jersey Casino Control Act (the "NJCCA") to impose various tax increases on Atlantic City casinos, including The Sands. Among other things, the amendments to the NJCCA include the following new tax provisions: (i) a new 4.25% tax on casino complimentaries, with proceeds deposited to the Casino Revenue Fund; (ii) an 8% tax on casino service industry multi-casino progressive slot machine revenue, with the proceeds deposited to the Casino Revenue Fund; (iii) a 7.5% tax on adjusted net income of licensed casinos (the "Casino Net Income Tax) in State fiscal years 2004 through 2006, with the proceeds deposited to the Casino Revenue Fund; (iv) a fee of $3.00 per day on each hotel room in a casino hotel facility that is occupied by a guest, for consideration or as a complimentary item, with the proceeds deposited into the Casino Revenue Fund in State fiscal years 2004 through 2006, and beginning in State fiscal year 2007 $2.00 of the fee deposited into the Casino Revenue Fund and $1.00 transferred to the CRDA;
(v) an increase of the minimum casino hotel parking charge from $2 to $3, with $1.50 of the fee to be deposited into the Casino Revenue Fund in State fiscal years 2004 through 2006, and beginning in State fiscal year 2007, $0.50 to be deposited into the Casino Revenue Fund and $1.00 to be transferred to the CRDA for its purposes pursuant to law, and for use by the CRDA to post a bond for $30 million for deposit into the Casino Capital Construction Fund, which was also created by the July 1, 2003 Act; and (vi) the elimination of the deduction from casino licensee calculation of gross revenue for uncollectible gaming debt. These changes to the NJCCA, and the new taxes imposed on The Sands and other Atlantic City casinos, will reduce the Company's profitability.

         Future changes in New Jersey state taxation of casino gaming companies cannot be predicted and any such changes could adversely affect The Company's profitability.

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

         The Sands uses significant amounts of electricity, natural gas and other forms of energy. While no shortages of energy have been experienced, substantial increases in the cost of forms of energy in the U.S. will negatively affect the Company's operating results. The extent of the impact is subject to the magnitude and duration of the energy price increases, but this impact could be material. In addition, higher energy and gasoline prices which affect The Sands' customers may result in reduced visitation to The Sands' property and a reduction in revenues.

A downturn in general economic conditions may adversely affect the Company's results of operations.

         The Company's business operations are affected by international, national and local economic conditions. A recession or downturn in the general economy, or in a region constituting a significant source of customers for The Sands' property, could result in fewer customers visiting the Company's property and a reduction in spending by customers who do visit the Company's property, which would adversely affect the Company's revenues while some of its costs remain fixed, resulting in decreased earnings.

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

       The Sands is exposed to certain risks related to the creditworthiness of its patrons. Historically The Sands has extended credit on a discretionary basis to certain qualified patrons. For the year ended December 31, 2003, gaming credit extended to Sands' table game patrons accounted for approximately 22.0% of overall table game wagering, and table game wagering accounted for approximately 10.2% of overall casino wagering during the period. At December 31, 2003, gaming receivables amounted to $9.5 million before an allowance for uncollectible gaming receivables of $5.6 million. There can be no assurance that defaults in the repayment of credit by patrons of The Sands would not have a material adverse effect on the results of operations of The Sands and, consequently the Company.

The Company's success depends in part on the availability of qualified management and personnel and on the Company's ability to retain such employees.

         The quality of individuals hired for positions in the hotel and gaming operations will be critical to the success of the Company's business. It may be difficult to attract, retain and train qualified employees due to the competition for employees with other gaming companies and their facilities in the Company's jurisdiction and nationwide. The Borgata, a recently opened casino located in the marina district of Atlantic City has aggravated this problem. The Company cannot assure you that it will be successful in retaining current personnel or in hiring or retaining qualified personnel in the future. A failure to attract or retain qualified management and personnel at all levels or the loss of any of the Company or Operating's key executives could have a material adverse effect on the Company's financial condition and results of operations.

Risk Factors Related to the Gaming Industry

The gaming industry is highly competitive.

        The gaming industry is highly competitive and the Company's competitors may have greater resources than the Company. If other properties operate more successfully, if existing properties are enhanced or expanded, or if additional hotels and casinos are established in and around the location in which the Company conducts business, the Company may lose market share. In particular, expansion of gaming in or near the geographic area from which the Company attracts or expects to attract a significant number of customers could have a significant adverse effect on the Company's business, financial condition and results of operations. The Sands competes, and will in the future compete, with all forms of existing legalized gaming and with any new forms of gaming that may be legalized in the future. Additionally, the Company faces competition from all other types of entertainment.

       On July 3, 2003, The Borgata, a joint venture of Boyd Gaming Corporation and MGM Mirage, opened in the marina district of Atlantic City. The Borgata features a 40-story tower with 2,010 rooms and suites, as well as a 135,000 square-foot casino, restaurants, retail shops, a spa and pool, and entertainment venues. This project represents a significant increase to capacity in the market. In addition, other of the Company's competitors in Atlantic City have recently completed expansions of their hotels or have announced expansion projects. For example, Tropicana Atlantic City has started to construct a 502-room hotel tower, a 25-room conference center, a 2,400 space parking garage, an expanded casino floor and a 200,000 square foot themed shopping, dining and entertainment complex called The Quarter. Tropicana intends to complete the project in the third quarter of 2004. Resorts is currently constructing a hotel room addition of approximately 400 rooms and is scheduled to open in the third quarter of 2004. The business of the Company may be adversely impacted (i) by the additional gaming and room capacity generated by this increased competition in Atlantic City and/or (ii) by other projects not yet announced in New Jersey or in other markets (e.g., Pennsylvania, New York and Connecticut).

Gaming is a regulated industry and changes in the law could have a material adverse effect on the Company's ability to conduct gaming.

         Gaming in New Jersey is regulated extensively by federal and state regulatory bodies, including the CCC and state and federal taxing, law enforcement and liquor control agencies. The ownership and operation of The Sands is subject to strict state regulation under the NJCCA. The Company has received the licenses, permits and authorizations required to operate The Sands. If the exchange of Existing Notes is not consummated and, as a result, the CCC determines during its license renewal process that Holdings is unable to make the required payments pursuant to the Existing Notes or pay the principal when it becomes due in 2005. GBHC may be unable to obtain renewal of the casino license required to own and operate The Sands. GBHC's inability to obtain renewal of its casino license would have a material adverse effect on the Company.

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

        The holders of the Company's common stock, par value $.01 per share ("Common Stock") and Existing Notes are subject to certain regulatory restrictions on ownership. While holders of publicly traded obligations such as the New Notes are generally not required to be investigated and found suitable to hold such securities, the CCC has the discretionary authority to (i) require holders of securities of corporations governed by New Jersey gaming law to file applications; (ii) investigate such holders; and (iii) require such holders to be found suitable or qualified to be an owner or operator of a gaming establishment. Pursuant to the regulations of the CCC such gaming corporations may be sanctioned, including the loss of its approvals, if, without prior approval of the CCC, it (i) pays to the unsuitable or unqualified person any dividend, interest or any distribution whatsoever; (ii) recognizes any voting right by such unsuitable or unqualified person in connection with the securities; (iii) pays the unsuitable or unqualified person remuneration in any form; or (iv) makes any payments to the unsuitable or unqualified person by way of principal, redemption, conversion, exchange, liquidation, or similar transaction. If the Company is served with notice of disqualification of any holder, such holder will be prohibited by the NJCCA from receiving any payments on, or exercising any rights connected to, the Company's Common Stock or Existing Notes, as applicable.

        Common Stock Listing

        Currently the common stock of Holdings is listed on the American Stock Exchange ("AMEX") under the ticker symbol "GBH". As described in the Schedule 13e-3/A filed on February 13, 2004, under certain circumstances the Holdings may apply to delist the common stock of Holdings from trading on AMEX. The delisting of the common stock of Holdings from trading on the AMEX will make it more difficult for shareholders to sell their shares of common stock of Holdings.

Item 7a.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Market risk is the risk of loss arising from changes in market rates and prices, such as interest rates and foreign currency exchange rates. The Company does not have securities subject to interest rate fluctuations and has not invested in derivative-based financial instruments.

        At December 31, 2003, the fair value of the Company's fixed-rate debt was $91.3 million compared with its carrying amount of $110 million.

ITEM 8.  INDEX TO FINANCIAL STATEMENTS

                                                                                                          Page
                                                                                                          ----
GB Holdings, Inc. and Subsidiaries

   Reports of Independent Public Accountants..............................................................37 - 38
       ...................................................................................................and 76

   Consolidated Balance Sheets of GB Holdings, Inc.
     and Subsidiaries as of December 31, 2003 and 2002 .................................................  39 - 40

   Consolidated Statements of Operations of GB Holdings, Inc.
     and Subsidiaries for the Years Ended December 31, 2003, 2002 and 2001..............................   41

   Consolidated Statement of Changes in Shareholder's Equity (Deficit)
     of GB Holdings, Inc. and Subsidiaries for the Years Ended
     December 31, 2003, 2002 and 2001 ..................................................................   42

   Consolidated Statements of Cash Flows of GB Holdings, Inc.
     and Subsidiaries for the Years Ended December 31, 2003, 2002 and 2001..............................   43

   Notes to Consolidated Financial Statements of GB Holdings, Inc.
     and Subsidiaries ..................................................................................   44

   Schedule II, Valuation and Qualifying Accounts of GB Holdings, Inc.
     and Subsidiaries for the Years Ended December 31, 2003, 2002 and 2001 .............................   77



                          Independent Auditors' Report

To the Shareholders of GB Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of GB Holdings, Inc. and subsidiaries as of December 31, 2003 and 2002 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2003. In connection with our audits of the 2003 and 2002 consolidated financial statements, we also have audited the 2003 and 2002 consolidated financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits. The 2001 consolidated financial statements of GB Holdings, Inc. and subsidiaries as listed in the accompanying index were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements, before the revision related to the adoption of Emerging Issues Task Force 01-09 "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)" ("EITF 01-09"), described in Note 2 to the consolidated financial statements, in their report dated March 8, 2002.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion. In our opinion, the 2003 and 2002 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of GB Holdings, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related 2003 and 2002 consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the company adopted EITF 01-09, as of January 1, 2002. As discussed above, the 2001 consolidated financial statements of GB Holdings, Inc. and subsidiaries as listed in the accompanying index were audited by other auditors who have ceased operations. As described in Note 2, these consolidated financial statements have been revised to include application of EITF 01-09, which was adopted by the company as of January 1, 2002. We audited the reclassifications described in
Note 2 that were applied to revise the 2001 consolidated statement of operations. In our opinion, such reclassifications and disclosures required by EITF 01-09 for 2001 as discussed in Note 2 are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2001 consolidated financial statements of GB Holdings, Inc. and subsidiaries other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 consolidated financial statements taken as a whole.

/s/ KPMG LLP

Short Hills, New Jersey

February 27, 2004

INFORMATION REGARDING PREDECESSOR INDEPENDENT PUBLIC ACCOUNTANTS' REPORT

THE FOLLOWING REPORT IS A COPY OF A PREVIOUSLY ISSUED REPORT BY ARTHUR ANDERSEN LLP ("ANDERSEN"). THE REPORT HAS NOT BEEN REISSUED BY ANDERSEN NOR HAS ANDERSEN CONSENTED TO ITS INCLUSION IN THIS ANNUAL REPORT ON FORM 10-K. THE ANDERSEN REPORT REFERS TO THE CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2001 and 2000 AND THE CONSOLIDATED STATEMENTS OF INCOME, SHAREHOLDERS' EQUITY/DEFICIT AND CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999 (PRE-REORGANIZATION) WHICH ARE NO LONGER INCLUDED IN THE ACCOMPANYING FINANCIAL STATEMENTS.

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

                                                          ARTHUR ANDERSEN LLP
Roseland, New Jersey
March 8, 2002

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                    December 31,                December 31,
                                                                        2003                        2002
                                                                   --------------              --------------
Current Assets:
    Cash and cash equivalents                                      $   33,454,000              $   50,645,000
    Accounts receivable, net of allowances
       of $5,918,000 and $11,301,000, respectively                      5,247,000                   4,976,000
    Inventories                                                         2,222,000                   1,857,000
    Income tax deposits                                                 1,365,000                   1,359,000
    Prepaid expenses and other current assets                           3,343,000                   3,622,000
                                                                   --------------              --------------
       Total current assets                                            45,631,000                  62,459,000
                                                                   --------------              --------------

Property and Equipment:
    Land                                                               54,344,000                  54,344,000
    Buildings and improvements                                         88,249,000                  87,102,000
    Equipment                                                          64,722,000                  50,659,000
    Construction in progress                                            2,111,000                   3,612,000
                                                                   --------------              --------------
                                                                      209,426,000                 195,717,000
    Less - accumulated depreciation and
       amortization                                                  (40,013,000)                 (26,095,000)
                                                                   --------------              --------------
    Property and equipment, net                                       169,413,000                 169,622,000
                                                                   --------------              --------------
Other Assets:
    Obligatory investments, net of allowances of
      $11,340,000 and $10,028,000, respectively                        10,705,000                  10,069,000
    Other assets                                                        1,814,000                   2,562,000
                                                                   --------------              --------------
       Total other assets                                              12,519,000                  12,631,000
                                                                   --------------              --------------
                                                                   $  227,563,000              $  244,712,000
                                                                   ==============              ==============

                The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                    December 31,                December 31,
                                                                        2003                        2002
                                                                   --------------              -------------
Current Liabilities:
    Accounts payable                                               $    6,815,000               $  5,598,000
    Accrued liabilities -
       Salaries and wages                                               3,570,000                  3,717,000
       Interest                                                         3,092,000                  3,092,000
       Gaming obligations                                               2,744,000                  3,752,000
       Insurance                                                        2,505,000                  1,805,000
       Other                                                            3,473,000                  3,955,000
                                                                   --------------              -------------
       Total current liabilities                                       22,199,000                 21,919,000
                                                                   --------------              -------------
Long-Term Debt, net of current maturities                             110,000,000                110,000,000
                                                                   --------------              -------------
Other Noncurrent Liabilities                                            3,729,000                  3,445,000
                                                                   --------------              -------------

Commitments and Contingencies

Shareholders' Equity:
    Preferred stock, $.01 par value per share;
       5,000,000 shares authorized; 0 shares
       outstanding                                                              -                          -
    Common Stock, $.01 par value per share;
      20,000,000 shares authorized;
      10,000,000 shares issued and outstanding                            100,000                    100,000
    Additional paid-in capital                                        124,900,000                124,900,000
    Accumulated deficit                                               (33,365,000)               (15,652,000)
                                                                   --------------              -------------
       Total shareholders' equity                                      91,635,000                109,348,000
                                                                   --------------              -------------
                                                                   $  227,563,000              $ 244,712,000
                                                                   ==============              =============

                The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                            Year Ended            Year Ended        Year Ended
                                                                           December 31,          December 31,      December 31,
                                                                               2003                  2002              2001
                                                                          -------------         -------------     -------------
Revenues:

               Casino                                                     $ 183,036,000         $ 206,417,000     $ 232,369,000
               Rooms                                                         10,983,000            11,140,000        11,570,000
               Food and beverage                                             21,946,000            23,305,000        29,408,000
               Other                                                          3,925,000             3,739,000         4,683,000
                                                                          -------------         -------------     -------------
                                                                            219,890,000           244,601,000       278,030,000
               Less - promotional allowances                                (49,632,000)          (51,128,000)      (62,281,000)
                                                                          -------------         -------------     -------------
                 Net revenues                                               170,258,000           193,473,000       215,749,000
                                                                          -------------         -------------     -------------
Expenses:

               Casino                                                       131,117,000           143,189,000       168,676,000
               Rooms                                                          2,354,000             2,985,000         3,391,000
               Food and beverage                                              9,461,000            10,915,000         9,814,000
               Other                                                          3,117,000             2,625,000         3,374,000
               General and administrative                                    11,582,000            12,799,000        11,512,000
               Depreciation and amortization, including
                 provision for obligatory investments                        16,244,000            15,457,000        12,133,000
               Loss on impairment of fixed assets                                     -             1,282,000                 -
               (Gain) loss on disposal of assets                               (105,000)              185,000            20,000
                                                                          -------------         -------------     -------------
                 Total expenses                                             173,770,000           189,437,000       208,920,000
                                                                          -------------         -------------     -------------
Income (loss) from operations                                                (3,512,000)            4,036,000         6,829,000
                                                                          -------------         -------------     -------------
Non-operating income (expense):
               Interest income                                                  627,000             1,067,000         2,671,000
               Interest expense                                             (12,027,000)          (11,640,000)      (11,279,000)
               Reorganization and other related costs                        (1,843,000)                    -                 -
                                                                          -------------         -------------     -------------
               Total non-operating expense, net                             (13,243,000)          (10,573,000)       (8,608,000)
                                                                          -------------         -------------     -------------
Loss before income taxes                                                    (16,755,000)           (6,537,000)       (1,779,000)

               Income tax provision                                            (958,000)             (784,000)          (55,000)
                                                                          -------------         -------------     -------------
Net loss                                                                  $ (17,713,000)        $  (7,321,000)    $  (1,834,000)
                                                                          =============         =============     =============
Basic/diluted loss per common share                                       $       (1.77)        $       (0.73)    $       (0.18)
                                                                          =============         =============     =============
Weighted average common shares outstanding                                   10,000,000            10,000,000        10,000,000
                                                                          =============         =============     =============

                The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

                        GB HOLDINGS INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF CHANGES
                        IN SHAREHOLDERS' EQUITY (DEFICIT)
              For the Years ended December 31, 2003, 2002 and 2001

                                                                         Additional
                                               Common Stock                Paid-in       Accumulated
                                           Shares       Amount             Capital         Deficit            Total
                                         ----------   ----------       --------------   -------------     --------------
BALANCE, January 1, 2001                 10,000,000   $  100,000       $  124,900,000   $  (6,497,000)    $  118,503,000
    Net Loss                                      -            -                    -      (1,834,000)        (1,834,000)
                                         ----------   ----------       --------------   -------------     --------------

BALANCE, December 31, 2001               10,000,000   $  100,000       $  124,900,000   $  (8,331,000)    $  116,669,000
    Net Loss                                      -            -                    -      (7,321,000)        (7,321,000)
                                         ----------   ----------       --------------   -------------     --------------

BALANCE, December 31, 2002               10,000,000   $  100,000       $  124,900,000   $ (15,652,000)    $  109,348,000
    Net Loss                                      -            -                    -     (17,713,000)       (17,713,000)
                                         ----------   ----------       --------------   -------------     --------------

BALANCE, DECEMBER 31, 2003               10,000,000   $  100,000       $  124,900,000   $ (33,365,000)    $   91,635,000
                                         ==========   ==========       ==============   =============     ==============


       The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                        GB HOLDINGS INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       Year Ended        Year Ended        Year Ended
                                                                      December 31,       December 31,      December 31,
                                                                          2003              2002              2001
                                                                     --------------     -------------     -------------
OPERATING ACTIVITIES:
    Net loss                                                         $  (17,713,000)    $  (7,321,000)    $  (1,834,000)
    Adjustments to reconcile net loss to
      net cash (used in) provided by operating activities:
      Depreciation and amortization, including provision
       for obligatory investments                                        16,244,000        15,457,000        12,133,000
      Loss on impairment of fixed assets                                          -         1,282,000                 -
      (Gain) loss on disposal of assets                                    (105,000)          185,000            20,000
      Provision for doubtful accounts, net                                1,040,000         1,586,000         4,991,000
      Deferred Income Tax benefit                                                 -                 -           292,000
      (Increase) decrease in income tax deposits                             (6,000)         (600,000)          400,000
      Decrease (increase) in accounts receivable                         (1,312,000)        2,349,000        (2,930,000)
      Decrease in accounts payable and
       and accrued liabilities                                             (684,000)       (3,124,000)       (5,605,000)
      Increase in other current assets                                      (92,000)         (426,000)          861,000
      Net change in other noncurrent assets and liabilities                 358,000           285,000        (2,580,000)
                                                                     --------------     -------------     -------------
       Net cash (used in) provided by operating activities               (2,270,000)        9,673,000         5,748,000
                                                                     --------------     -------------     -------------
INVESTING ACTIVITIES:
      Purchase of property and equipment                                (12,825,000)      (14,058,000)      (23,095,000)
      Proceeds from disposition of assets                                   110,000           320,000             4,000
      Proceeds from sale of obligatory investments                          130,000           208,000           114,000
      Purchase of obligatory investments                                 (2,336,000)       (2,496,000)       (2,838,000)
                                                                     --------------     -------------     -------------
        Net cash used in investing activities                           (14,921,000)      (16,026,000)      (25,815,000)
                                                                     --------------     -------------     -------------
FINANCING ACTIVITIES:
      Repayments of long-term debt                                                -          (371,000)         (467,000)
                                                                     --------------     -------------     -------------
        Net cash used in financing activities                                     -          (371,000)         (467,000)
                                                                     --------------     -------------     -------------
        Net decrease in cash and cash equivalents                       (17,191,000)       (6,724,000)      (20,534,000)
         Cash and cash equivalents at beginning of period                50,645,000        57,369,000        77,903,000
                                                                     --------------     -------------     -------------
         Cash and cash equivalents at end of period                  $   33,454,000     $  50,645,000     $  57,369,000
                                                                     ==============     =============     =============

SUPPLEMENTAL CASH FLOW INFORMATION:

      Interest paid                                                  $   12,100,000     $  12,128,000     $  12,156,000
                                                                     ==============     =============     =============
      Interest Capitalized                                           $      300,000     $     766,000     $   1,207,000
                                                                     ==============     =============     =============
      Income Taxes paid                                              $      899,000     $   1,764,000     $     205,000
                                                                     ==============     =============     =============

           The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Organization, Business and Basis of Presentation

        GB Holdings, Inc. ("Holdings") is a Delaware corporation and was a wholly owned subsidiary of Pratt Casino Corporation ("PCC") through December 31, 1998. PCC, a Delaware corporation, was incorporated in September 1993 and was wholly owned by PPI Corporation ("PPI"), a New Jersey corporation and a wholly owned subsidiary of Greate Bay Casino Corporation ("GBCC"). Effective after December 31, 1998, PCC transferred 21% of the stock ownership in Holdings to PBV, Inc. ("PBV"), a newly formed entity controlled by certain stockholders of GBCC. As a result of a certain confirmed plan of reorganization of PCC and others in October 1999, the remaining 79% stock interest of PCC in Holdings was transferred to Greate Bay Holdings, LLC ("GBLLC"), whose sole member as a result of the same reorganization was PPI. In February 1994, Holdings acquired Greate Bay Hotel and Casino, Inc. ("GBHC"), a New Jersey corporation, through a capital contribution by its then parent. GBHC's principal business activity is its ownership of The Sands Hotel and Casino located in Atlantic City, New Jersey (the "Sands"). GB Property Funding Corp. ("GB Property"), a Delaware corporation and a wholly owned subsidiary of Holdings, was incorporated in September 1993 as a special purpose subsidiary of Holdings for the purpose of borrowing funds for the benefit of GBHC. Atlantic Coast Entertainment Holdings, Inc. ("Atlantic Holdings") is a Delaware corporation and a wholly-owned subsidiary of GBHC. Atlantic Holdings was formed in November 2003 for the purpose of the contemplated exchange of $110 million 11% Notes due 2005 for $110 million 3% Notes due 2008 to be issued by Atlantic Holdings. ACE Gaming LLC, ("ACE Gaming"), a New Jersey limited liability company and a wholly-owned subsidiary of Atlantic Holdings was formed in November 2003. Atlantic Holdings and its subsidiary, ACE Gaming, had no operating activities in 2003. Holdings has no operating activities and its only source of income is interest on cash equivalent investments. Holdings only significant assets are its investment in GBHC and its cash and cash equivalents of $16.6 million and $31.8 million as of December 31, 2003 and 2002, respectively.

        On July 14, 2003, a Form 8-K was filed with the SEC reporting that a committee of the independent directors of the Company approved a proposed restructuring of the Existing Notes, together with various other corporate changes to be accomplished in connection with the proposed restructuring. In connection with the foregoing, on November 13, 2003, Atlantic Holdings filed with the SEC, a Registration Statement on Form S-4 (which contains a preliminary prospectus), under the Securities Act of 1933, as amended (the "Securities Act"), to transfer substantially all of the assets and liabilities of Holdings, GBHC, and GB Property, to Atlantic Holdings, in exchange for Atlantic Holdings issuance of 3% Notes due 2008 in exchange for the Existing Notes and the cancellation of such Notes) and the registration of certain securities to be issued to the stockholders of the Company; and, also on such date, Atlantic Holdings and ACE Gaming filed with the SEC, a Registration Statement on Form S-4 under the Securities Act, with respect to a consent solicitation and exchange offer with respect to the Existing Notes. Neither of such Registration Statements have been declared effective and each was amended by filing Amendment No. 1 to Form S-4/A on February 13, 2004. The Company and Atlantic Holdings also filed with the SEC a schedule 13e-3, under the Securities and Exchange Act of 1934, with respect to such transactions, which was also amended by the filing of a Schedule 13e-3/A on February 13, 2004.

       The accompanying consolidated financial statements include the accounts and operations of Holdings and its subsidiaries (Holdings, GBHC (and its subsidiaries, Atlantic Holdings and ACE Gaming), and GB Property, collectively, the "Company"). All significant intercompany balances and transactions have been eliminated. Throughout this document, references to Notes are referring to the Notes to Consolidated Financial Statements contained herein.

                       GB HOLDINGS, INC. AND SUBSIDIARIES

        The Sands is located in Atlantic City, New Jersey on approximately 6.1 acres of land one-half block from the Boardwalk at Brighton Park between Indiana Avenue and Dr. Martin Luther King, Jr. Boulevard. The Sands facility currently consists of a casino and simulcasting facility with approximately 78,000 square feet of gaming space containing approximately 2,202 slot machines and approximately 73 table games; a hotel with 637 rooms (including 57 suites); five restaurants; two cocktail lounges; two private lounges for invited guests; an 800-seat cabaret theater; retail space; an adjacent nine-story office building with approximately 77,000 square feet of office space for its executive, financial and administrative personnel; the "People Mover", an elevated, enclosed, one-way moving sidewalk connecting The Sands to the Boardwalk using air rights granted by an easement from the City of Atlantic City and a garage and surface parking for approximately 1,750 vehicles.

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

       A significant amount of The Sands' revenues are derived from patrons living in northern New Jersey, southeastern Pennsylvania and metropolitan New York City. Competition in the Atlantic City gaming market is intense and management believes that this competition will continue or intensify in the future especially with the opening of a new casino during 2003 and the expected expansion of the market's rooms inventory at pre-existing competitors in 2004.

       On the Effective Date, GB Property's existing debt securities, consisting of its 10 7/8% First Mortgage Notes due January 15, 2004 (the "Old Notes") and all of Holdings' issued and outstanding shares of common stock owned by PBV and GBLLC (the "Old Common Stock"), were cancelled. As of the Effective Date, an aggregate of 10,000,000 shares of new common stock of Holdings (the "New Common Stock") were issued and outstanding, and $110,000,000 of 11% First Mortgage Notes due 2005 were issued by GB Property (the "Existing Notes"). Holders of the Old Notes received a distribution of their pro rata shares of (i) the Existing Notes and (ii) 5,375,000 shares of the New Common Stock (the "Stock Distribution"). In addition, $65,000,000 in cash was obtained from affiliates of the majority shareholder.

                       GB HOLDINGS, INC. AND SUBSIDIARIES

       Despite annual net losses and the 2003 negative net cash from operations, Management believes that cash reserves, expected net cash flow from 2004 operations and additional financing will be adequate to meet the 2004 funding requirements for operations, capital expenditures and refinancing debt. Based upon expected cash flow generated from operations, management determined that it would be prudent for the Company to obtain a line of credit to provide additional cash availability, to meet the Company's working capital needs, in the event that anticipated cash flow is less than expected or expenses exceed those anticipated. At the request of the Company, Ealing Corp., a Nevada corporation and an affiliate of Mr. Icahn, agreed to provide a revolving credit facility, secured by a first lien on all of the assets of the Company, under which the Company may borrow up to an aggregate amount of $10 million for general working capital purposes. Ealing's obligation to provide the financing pursuant to the commitment letter is subject to the negotiation and execution of definitive loan and security agreements and related documents as well as certain customary conditions. However, there can be no assurance that the loan agreement with Ealing will be consummated, that if the loan agreement is not consummated, the Company will be able to obtain financing from another lender on terms as or more favorable than the terms of the commitment letter, or whether the Company will need to borrow for working capital.

(2) Summary of Significant Accounting Policies

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

        In 2001, the Emerging Issues Task Force (the "EITF") reached a consensus on Issue No. 01-09: "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)" ("EITF 01-09"). For a sales incentive offered voluntarily by a vendor to its patrons, EITF 01-09 requires the vendor to recognize the cost of the sales incentive at the later of the date at which the related revenue is recorded by the vendor, or the date at which the sales incentive is offered. Application of EITF 01-09 is required in annual or interim financial statements for periods beginning after December 15, 2002. EITF 01-09 requires, among other things, that cash or other consideration provided to customers as part of a transaction is presumed to be a reduction in revenue unless the vendor is able to establish both that it received or will receive a separate identifiable benefit and the fair value of the benefit can be reasonably estimated. The Company offers cash inducements to encourage visitation and play at the casino and, as the Company was unable to meet the criteria as discussed in EITF 01-09, these costs have been classified as promotional allowances on the accompanying consolidated statements of operations.

                       GB HOLDINGS, INC. AND SUBSIDIARIES

        With the adoption of EITF 01-09, the 2001 statement of operations has been reclassified to conform to the new presentation. This resulted in a $20.1 million increase in promotional allowance and a corresponding reduction in casino expense for the year-end December 31, 2001. Application of the requirements of EITF 01-09 did not have an impact on previously reported operating income or net loss and had no impact on the previously reported consolidated financial statements, which were adjusted to these standards at December 31, 2002 for the prior period ended December 31, 2001.

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

                              Year Ended      Year Ended    Year Ended
                             December 31,    December 31,  December 31,
                                 2003            2002          2001
                            -------------   -------------  -------------
Rooms                       $   7,253,000   $   8,194,000  $   8,139,000
Food and Beverage              18,270,000      19,846,000     26,409,000
Other                           2,611,000       2,223,000      4,614,000
                            -------------   -------------  -------------
                            $  28,134,000   $  30,263,000  $  39,162,000
                            =============   =============  =============

Cash and cash equivalents -

       Cash and cash equivalents are generally comprised of cash and investments with original maturities of three months or less, such as commercial paper, certificates of deposit and fixed repurchase agreements.

Allowance for doubtful accounts -

       In its normal course of business The Sands incurs receivables arising from credit provided to casino customers, hotel customers and accrued interest receivable. The allowance for doubtful accounts adjusts these gross receivables to Management's estimate of their net realizable value. The provision for doubtful accounts charged to expense is determined by Management based on a periodic review of the receivable portfolio. This provision is based on estimates, and actual losses may vary from these estimates. The allowance for doubtful accounts is maintained at a level that Management considers adequate to provide for possible future losses. Provisions for doubtful accounts amounting to $1,040,000, $1,586,000 and $4,991,000 for the years ended December 31, 2003,
2002 and 2001, respectively, were recorded in Casino Expenses on the accompanying consolidated statements of operations.

Inventories -

       Inventories are stated at the lower of cost (on a first-in, first-out basis) or market.

                       GB HOLDINGS, INC. AND SUBSIDIARIES

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

       Property and equipment purchased after the Effective Date have been recorded at cost and are being depreciated utilizing the straight-line method over their estimated useful lives as follows:

       Buildings and improvements                25-40 years
       Operating equipment                         3-7 years

       Interest costs related to property and equipment acquisitions are capitalized during the acquisition period and are being amortized over the useful lives of the related assets.

Deferred financing costs -

       The costs of issuing long-term debt, including all related underwriting, legal, directors and accounting fees, were capitalized and are being amortized over the term of the related debt issue. Deferred financing costs of $180,000 were incurred in connection with GB Property's offering of $110,000,000 11% Notes due 2005 (the "Existing Notes"). During 2002, additional costs associated with a Consent Solicitation by GB Property to modify the original indenture for the Existing Notes were capitalized and are also being amortized over the remaining term of the Existing Notes. Total Consent Solicitation costs, including expenses, amounted to $2,083,000 in 2001 (see Note 4). For the years ended December 31, 2003, 2002 and 2001 amortization of deferred financing costs were $555,000, $555,000 and $174,000, respectively.

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

                       GB HOLDINGS, INC. AND SUBSIDIARIES

Accrued insurance -

       GBHC is self insured for a portion of its general liability, workers compensation, certain health care and other liability exposures. A third party insures losses over prescribed levels. Accrued insurance includes estimates of such accrued liabilities based on an evaluation of the merits of individual claims and historical claims experience. Accordingly, GBHC's ultimate liability may differ from the amounts accrued.

Income taxes -

       Since 1999, Holdings' provision for federal income taxes is calculated and paid on a consolidated basis with GB Property and GBHC.

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

Loss Per Share

       Financial Accounting Standards No. 128, "Earnings Per Share" (FAS 128), requires, among other things, the disclosure of basic and diluted earnings per share for public companies. Since the capital structure of Holdings is simple, in that no potentially dilutive securities were outstanding during the periods presented, basic loss per share is equal to diluted loss per share. Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding.

New Accounting Pronouncements

       On January 1, 2003, the Company adopted FAS No. 143, "Asset Retirement obligations" ("FAS No. 143"), which provides the accounting requirements for retirement obligations associated with tangible long-lived assets. This statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The adoption of FAS No. 143 did not have any impact on the Company's consolidated financial statements.

       On January 1, 2003, the Company adopted FAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure" ("FAS No. 148"), which provides alternative methods of transition for companies that choose to switch to the fair value method of accounting for stock options. FAS No. 148 also makes changes in the disclosure requirements for stock-based compensation, regardless of which method of accounting is chosen. The adoption of FAS No. 148 did not have any impact on the Company's consolidated financial statements.

Reclassifications -

       Certain reclassifications have been made to prior years' consolidated financial statements to conform to the current year consolidated financial statement presentations.

(3) Long-Term Debt

    Long-term debt is comprised of the following:

                                              December 31,        December 31,
                                                 2003                2002
                                             -------------       -------------
 11% notes, due September 29, 2005 (a)       $ 110,000,000       $ 110,000,000
                                             =============       =============

                       GB HOLDINGS, INC. AND SUBSIDIARIES

(a) As a result of the Confirmation Order and the occurrence of the Effective Date and under the terms of the Plan, the Old Notes were cancelled and replaced with Existing Notes. Interest on the Existing Notes is payable on March 29 and September 29, beginning March 29, 2002. The outstanding principal is due on September 29, 2005. The Existing Notes are unconditionally guaranteed, on a joint and several basis, by both Holdings and GBHC, and are secured by substantially all of the assets, as of the Effective Date, other than cash and gaming receivables of Holdings and GBHC.

       The original indenture for the Existing Notes contained various provisions, which, among other things, restricted the ability of Holdings, and GBHC to incur certain senior secured indebtedness beyond certain limitations, and contained certain other limitations on the ability to merge, consolidate, or sell substantially all of their assets, to make certain restricted payments, to incur certain additional senior liens, and to enter into certain sale-leaseback transactions.

       In a Consent Solicitation Statement and Consent Form dated September 14, 2001, GB Property sought the consent of holders of the Existing Notes to make certain changes to the original indenture (the "Modifications"). The Modifications included, but were not limited to, a deletion of, or changes to, certain provisions the result of which would be (i) to permit Holdings and its subsidiaries to incur any additional indebtedness without restriction, to issue preferred stock without restriction, to make distributions in respect of preferred stock and to prepay indebtedness without restriction, to incur liens without restriction and to enter into sale-leaseback transactions without restriction, (ii) to add additional exclusions to the definition of "asset sales" to exclude from the restrictions on "asset sales" sale-leaseback transactions, conveyances or contributions to any entity in which Holdings or its subsidiaries has or obtains equity or debt interests, and transactions (including the granting of liens) made in accordance with another provision of the Modifications relating to collateral release and subordination or any documents entered into in connection with an "approved project" (a new definition included as part of the Modifications which includes, if approved by the Board of Directors of Holdings, incurrence of indebtedness or the transfer of assets to any person if Holdings or any of its subsidiaries has or obtain debt or equity interests in the transferee or any similar, related or associated event, transaction or activity) in which a release or subordination of collateral has occurred including, without limitation, any sale or other disposition resulting from any default or foreclosure, (iii) to exclude from the operation of covenants related to certain losses to collateral, any assets and any proceeds thereof, which have been subject to the release or subordination provisions of the Modifications, (iv) to permit the sale or other conveyances of Casino Reinvestment Development Authority investments in accordance with the terms of a permitted security interest whether or not such sale was made at fair value, (v) to exclude from the operation of covenants related to the deposit into a collateral account of certain proceeds of "asset sales" or losses to collateral any assets and any proceeds thereof, which have been subject to the release or subordination provisions of the Modifications, (vi) to add new provisions authorizing the release or subordination of the collateral securing the Existing Notes in connection with, in anticipation of, as a result of, or in relation to, an "approved project", and (vii) various provisions conforming the text of the original indenture to the intent of the preceding summary of the Modifications.

                       GB HOLDINGS, INC. AND SUBSIDIARIES

       Holders representing approximately 98% in principal amount of the Existing Notes provided consents to the Modifications. Under the terms of the original indenture, the consent of holders representing a majority in principal amount of Existing Notes was a necessary condition to the Modifications. Accordingly, GB Property, as issuer, and Holdings and GBHC, as guarantors, and Wells Fargo Bank Minnesota, National Association, as Trustee, entered into an Amended and Restated Indenture dated as of October 12, 2001, containing the Modifications to the original indenture described in the Consent Solicitation Statement (the "Amended and Restated Indenture"). In accordance with the terms of the Consent Solicitation Statement, holders of Existing Notes, who consented to the Modifications and who did not revoke their consents ("Consenting Noteholders"), were entitled to $17.50 per $1,000 in principal amount of Existing Notes, subject to certain conditions including entry into the Amended and Restated Indenture. Upon entry into the Amended and Restated Indenture on October 12, 2001, the Company transferred approximately $1.9 million to the Trustee for distribution to Consenting Noteholders.

       As of December 31, 2003 the only scheduled payment of long-term debt is the $110 million for Existing Notes, due September 29, 2005.

       At December 31, 2003 and 2002, accrued interest on the Existing Notes was $3,092,000 and $3,092,000, respectively.

(4) Income Taxes

       The components of the (provision) benefit for income taxes are as follows:

                                         Year Ended       Year Ended       Year Ended
                                        December 31,     December 31,     December 31,
                                           2003             2002              2001
                                        ------------     ------------     ------------
Federal income tax (provision) benefit  $                $                $
   Current                                       -                 -         (292,000)
   Deferred                                      -                 -          292,000


State income tax (provision) benefit
   Current                                (958,000)         (784,000)         (55,000)
   Deferred                                      -                 -                -
                                        ----------       -----------      -----------
                                        $ (958,000)      $  (784,000)     $   (55,000)
                                        ==========       ===========      ===========

                       GB HOLDINGS, INC. AND SUBSIDIARIES

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes, and the amounts used for income tax purposes. The major components of deferred tax liabilities and assets as of December 31, 2003 and 2002 were as follows:

                                                                                   2003                2002
                                                                               ------------        -------------
Deferred tax assets:
      Bad debt reserve                                                         $  2,418,000        $   5,137,000
      Deferred financing costs                                                      234,000            1,053,000
      Group insurance                                                               747,000              936,000
      Accrued vacation                                                              613,000              732,000
      Action cash awards accrual                                                    123,000              499,000
      Jackpot accrual                                                               298,000              337,000
      Medical reserve                                                               408,000              109,000
      Reorganization Costs                                                          754,000                    -
      CRDA                                                                        5,724,000            5,512,000
      Federal and state net operating loss carryforward                          17,004,000            8,163,000
      Grantors trust income                                                       3,616,000            3,570,000
      Credit and capital loss carryforwards                                       3,385,000            2,421,000
      Other                                                                         297,000              330,000
                                                                                -----------        -------------

              Total deferred tax assets                                          35,621,000           28,799,000
              Less valuation allowance                                          (17,685,000)         (10,257,000)
                                                                                -----------        -------------
              Total deferred tax assets after valuation allowance                17,936,000           18,542,000
                                                                                -----------        -------------

Deferred tax liabilities:
    Noncurrent:

      Depreciation of plant and equipment                                       (17,812,000)         (18,466,000)
      Chips and tokens                                                             (124,000)             (76,000)
                                                                                -----------        -------------

             Total deferred tax liabilities                                     (17,936,000)         (18,542,000)
                                                                                -----------        -------------

               Net deferred tax assets (liabilities)                            $         -        $           -
                                                                                ===========        =============

       Federal net operating loss carryforwards totaled approximately $39 million as of December 31, 2003 and will begin expiring in the year 2022 and forward. New Jersey net operating loss carryforwards totaled approximately $58 million as of December 31, 2003. The enactment of the Business Tax Reform Act ("BTR") on July 2, 2002 deferred New Jersey net operating losses ("State NOL's") set to expire in 2002 and 2003, for a two year period. As a result, about $6 million of state net operating loss carryforwards set to expire in 2003 are extended to 2005. The Company also has general business credit carryforwards of approximately $1.4 million which expire in 2004 through 2022. Additionally, as of December 2003, the Company has a federal alternative minimum tax (AMT) credit carryforward of about $72,000 and a New Jersey alternative minimum assessment
(AMA) credit carryforward of approximately $1.5 million, both of which can be carried forward indefinitely.

                       GB HOLDINGS, INC. AND SUBSIDIARIES

       Financial Accounting Standards No. 109 ("FAS l09") requires that the tax benefit of NOL's and deferred tax assets resulting from temporary differences be recorded as an asset and, to the extent that management can not assess that the utilization of all or a portion of such NOL's and deferred tax assets is more likely than not, requires the recording of a valuation allowance. Management has determined that the realization of certain of the Company's deferred tax assets is not more likely than not and, thus, has provided a valuation allowance against those assets at December 31, 2003 and 2002.

       The provision for income taxes differs from the amount computed at the federal statutory rate as a result of the following:

                                                       Years Ended December 31,
                                                       ------------------------
                                                         2003            2002
                                                        ------          ------

        Federal statutory rate                          (35.0)%         (35.0)%
        State taxes net of federal benefit               (2.2)%          (1.6)%
        Permanent differences                             0.2 %           0.9 %
        Tax credits                                      (5.2)%         (13.2)%
        Deferred tax valuation allowance                 47.9 %          57.8 %
        Other                                             0.0 %           3.1 %
                                                        -------         -------
                                                          5.7 %          12.0 %
                                                        =======         =======

         Holdings also had a change of ownership as defined under Internal Revenue Code Section 382 upon the Effective Date. Management currently estimates there will be no significant limitations on the ability of the Company to use its tax credit carryforwards on a post confirmation basis as a result of this change of ownership. On July 3, 2002, the State of New Jersey passed the New Jersey Business Tax Reform Act, which, among other things, suspended the use of the New Jersey net operating loss carryforwards for two years and introduced a new alternative minimum assessment under the New Jersey corporate business tax based on gross receipts or gross profits. For the years ended December 31, 2003 and 2002, there was a charge to income tax provision of $778,000 and $774,000, respectively, related to the impact of the New Jersey Business Tax Reform Act. On July 1, 2003, the State of New Jersey amended the New Jersey Casino Control Act (the "NJCCA") to impose various tax increases on Atlantic City casinos, including The Sands. Among other things, the amendments to the NJCCA include the following new tax provision: the greater of a $350,000 minimum tax or a 7.5% tax on adjusted net income of licensed casinos (the "Casino Net Income Tax) in State fiscal years 2004 through 2006, with the proceeds deposited to the Casino Revenue Fund. For the year ended December 31, 2003, $175,000 was charged to the income tax provision related to the minimum Casino Net Income Tax, which is payable in quarterly installments of $87,500 each.

(5) Transactions with related parties

       GBHC's rights to the trade name "The Sands" (the "Trade Name") were derived from a license agreement between Greate Bay Casino Corporation and an unaffiliated third party. Amounts payable by GBHC for these rights were equal to the amounts paid to the unaffiliated third party. On September 29, 2000, High River Limited Partnership assigned GBHC the rights under a certain agreement with the owner of the Trade Name to use the Trade Name as of September 29, 2000 through May 19, 2086, subject to termination rights for a fee after a certain minimum term. High River is an entity controlled by Carl C. Icahn. High River received no payments for its assignment of these rights. Payment is made directly to the owner of the Trade Name. For the years ended December 31, 2003, 2002 and 2001, the license fee amounted to $263,000, $272,000 and $268,000, respectively.

                       GB HOLDINGS, INC. AND SUBSIDIARIES

       The Stratosphere Casino Hotel & Tower (the "Stratosphere"), an entity controlled by Carl C. Icahn, allocates a portion of certain executive salaries, including the salary of Richard P. Brown, CEO of Holdings, as well as other charges for tax preparation and travel to GBHC. Payments for such charges incurred from the Stratosphere for the year ended December 31, 2003 amounted to $191,000, including $106,000 for Mr. Brown's salary. There were no similar charges for the year ended December 31, 2002.

       On February 28, 2003, Operating entered into a two year agreement with XO New Jersey, Inc. a long-distance phone carrier controlled by Carl C. Icahn. The agreement can be extended beyond the minimum two year term on a month-to-month basis. Payments for such charges incurred for the year ended December 31, 2003 amounted to $127,000.

       During the years ended December 31, 2003 and 2002, GBHC borrowed $15.4 million and $6.5 million, respectively, from Holdings. This borrowing is eliminated in the consolidation of, and has no impact on, the accompanying consolidated financial statements.

       On October 12, 2001, as a result of, and pursuant to the terms of, a consent solicitation dated September 20, 2001 to holders of Existing Notes, holders that consented were paid $17.50 for each $1,000 of principal amount of notes held, the affiliates of Mr. Icahn were paid $1,118,6770 because they consented to certain amendments to the Indenture, dated as of September 29, 2000, among GB Property, as issuer. Holdings and Greate Bay Hotel, as guarantors, and Wells Fargo Bank Minnesota, National Association, as Trustee.

(6) New Jersey Regulations and Obligatory Investments

       The Sands conducts gaming operations in Atlantic City, New Jersey and operates a hotel and several restaurants, as well as related support facilities. The operation of an Atlantic City casino/hotel is subject to significant regulatory control. Under the NJCCA, GBHC was required to obtain and is required to periodically renew its operating license. A casino license is not transferable and, after the initial licensing and two one-year renewal periods, is issued for a term of up to four years. The plenary license issued to The Sands was renewed by the Commission in September, 2000 and extended through September 2004. The Commission may reopen licensing hearings at any time. If it were determined that gaming laws were violated by a licensee, the gaming license could be conditioned, suspended or revoked. In addition, the licensee and other persons involved could be subject to substantial fines.

       In order to renew GBHC's casino license, the Commission must determine that GBHC and Holdings are financially stable. In order to be found "financially stable" under the NJCCA, GBHC and Holdings must demonstrate, among other things, their ability to pay, exchange, or refinance debts that mature or otherwise become due and payable during the license term, or to otherwise manage such debts. Because the Existing Notes will become due during the period following the renewal of the license in 2004, the Commission will require GBHC and Holdings to indicate the efforts they will pursue or are pursuing to refinance the Existing Notes prior to maturity and during the new license term. Currently, the Commission is and will continue to monitor the efforts of GBHC and Holdings to manage and refinance the Existing Notes. There has been no precedent of non-renewal of a casino license in this situation.

                       GB HOLDINGS, INC. AND SUBSIDIARIES

       The NJCCA requires casino licensees to pay an investment alternative tax of 2.5% of Gross Revenue (the "2.5% Tax") or, in lieu thereof, to make quarterly deposits of 1.25% of quarterly Gross Revenue with the CRDA (the "Deposits"). The Deposits are then used to purchase bonds at below-market interest rates from the CRDA or to make qualified investments approved by the CRDA. The CRDA administers the statutorily mandated investments made by casino licensees and is required to expend the monies received by it for eligible projects as defined in the NJCCA. The Sands has elected to make the Deposits with the CRDA rather than pay the 2.5% Tax.

       As of December 31, 2003 and 2002, The Sands had purchased bonds totaling $6,875,000 and $6,946,000, respectively. In addition, The Sands had remaining funds on deposit and held in escrow by the CRDA at December 31, 2003 and 2002, of $15,198,000 and $13,151,000, respectively. The bonds purchased and the amounts on deposit and held in escrow are collectively referred to as "obligatory investments" on the accompanying consolidated financial statements.

       Obligatory investments at December 31, 2003 and 2002, are net of accumulated valuation allowances of $11,340,000 and $10,028,000, respectively, based upon the estimated realizable values of the investments. Provisions for valuation allowances for the years ended December 31, 2003, 2002 and 2001 amounted to $1,434,000, 1,521,000 and $1,341,000, respectively.

       The Sands has, from time to time, contributed certain amounts held in escrow by the CRDA to fund CRDA sponsored projects. During 2003, The Sands donated $695,000 of its escrowed funds to CRDA sponsored projects. No specific refund or future credit has been associated with the 2003 contributions. During 2002, The Sands contributed $925,000 of its escrowed funds to CRDA sponsored projects and received $116,000 in a cash refund. In 2001, The Sands contributed $322,000 of its escrowed funds to CRDA sponsored projects and received $80,000 in a cash refund and $84,000 in waivers of certain future Deposit obligations. Prior to this, the CRDA had granted The Sands both cash refunds and waivers of certain of its future Deposit obligations in consideration of similar contributions. Other assets aggregating $621,000 and $811,000, respectively, have been recognized on the accompanying consolidated balance sheets at December 31, 2003 and 2002, and are being amortized over a period of ten years commencing with the completion of the projects. Amortization of other assets totaled $205,000, $199,000 and $202,000 for the years ended December 31, 2003, 2002 and
2001, respectively, and are included in depreciation and amortization, including provision for obligatory investments on the accompanying statements of operations.

        The Sands has agreed to contribute certain of its future investment obligations to the CRDA in connection with the renovation related to the Atlantic City Boardwalk Convention Center. The projected total contribution will amount to $6.9 million, which will be paid through 2011 based on an estimate of certain of The Sands' future CRDA deposit obligations. As of December 31, 2003, The Sands had satisfied $2.1 million of this obligation.

(7) Commitments and Contingencies

    Legal Proceedings

        Tax appeals on behalf of GBHC and the City of Atlantic City challenging the amount of GBHC's real property assessments for tax years 1996 through 2003 are pending before the NJ Tax Court.

                       GB HOLDINGS, INC. AND SUBSIDIARIES

        In 2001, GBHC discovered certain failures relating to currency transaction reporting which resulted in the failure of GBHC to file legally required currency transaction reports. Following this discovery, GBHC self-reported the situation to the applicable regulatory agencies. GBHC conducted an internal examination of the matter and the New Jersey Division of Gaming Enforcement conducted a separate review. There has not been an impact on GBHC's financial reporting because of these failures, GBHC has revised internal control processes and taken other measures to address the situation. In May 2003, GBHC was advised by the Department of the Treasury that it will not pursue a civil penalty.

        By letter dated January 23, 2004, Sheffield Enterprises, Inc. asserted potential claims against The Sands under the Lanham Act for permitting a show entitled The Main Event, to run at the Sands during 2001. Sheffield also asserts certain copyright infringement claims growing out of the Main Event performances. It has not yet been determined whether or not the claims made by Sheffield would, if adversely determined, materially impact the financial position or results of operations of the Company.

        On February 26, 2003, The Sands received a letter from counsel for Mr. Frederick H. Kraus, Executive Vice President, General Counsel and Secretary, indicating that he had been retained to represent Mr. Kraus "in regards to a constructive discharge, breach of contract, severance pay" and other claims. This matter has been amicably resolved.

        GBHC is a party in various legal proceedings with respect to the conduct of casino and hotel operations and has received employment related claims. Although a possible range of losses cannot be estimated, in the opinion of management, based upon the advice of counsel, GBHC does not expect settlement or resolution of these proceedings or claims to have a material adverse impact upon their consolidated financial position or results of operations, but the outcome of litigation and the resolution of claims is subject to uncertainties and no assurances can be given. The consolidated financial statements do not include any adjustments that might result from these uncertainties.

        From time to time, GBHC and certain of its officers, directors, agents and employees, are subject to various legal and administrative proceedings incidental to the business of GBHC, GBHC does not believe any proceedings currently pending are material to the conduct of the business of GBHC.

Labor Relations

       The Sands has collective bargaining agreements with three unions that represent approximately 818 employees, most of whom are represented by the Hotel, Restaurant Employees and Bartenders International Union, AFL-CIO, Local
54. The collective bargaining agreement with Local 54 expires in September 2004. The collective bargaining agreements with the Carpenters, Local 623 and Entertainment Workers, Local 68 expire in April and July 2005, respectively. Management considers its labor relations to be good.

                       GB HOLDINGS, INC. AND SUBSIDIARIES

(8) Acquisition of Claridge Administration Building

       In April 2000, GBHC entered into an agreement with the entities controlling the Claridge Hotel and Casino (the "Claridge") to acquire the Claridge Administration Building. The purchase price was $3.5 million, consisting of $1.5 million in cash at closing and $2.0 million consideration tendered through the elimination for 40 months of a $50,000 monthly fee paid by the Claridge to GBHC, under an agreement between the Claridge and GBHC governing the development and operation of the "People Mover" leading from the boardwalk to The Sands and the Claridge. The present value of the $2.0 million consideration has been recorded in other accrued and other noncurrent liabilities sections of the balance sheet. GBHC reduces and adjusts the respective liabilities as it records the People Mover license fee in other income and interest expense at an imputed rate of 10%. In July 2003, the remaining obligation related to the Claridge Administration Building acquisition was satisfied in full. The following month the Claridge resumed payment of the monthly fee at the reduced amount of $20,000 per month.

(9) Employee Retirement Savings Plan

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

       The Sands Retirement Plan provides for a matching contribution by GBHC based upon certain criteria, including levels of participation by GBHC's employees. GBHC incurred matching contributions totaling $406,000, $575,000, and $700,000, for the years ended December 31, 2003, 2002 and 2001, respectively.

       GBHC also contributes to multi-employer pension, health and welfare plans for its union employees. For the years ended December 31, 2003 and 2002, GBHC contributed $5,411,000 and $5,750,000, respectively.

(10) Disclosures about Fair Value of Financial Instruments

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

       Existing Notes are valued at the market closing price on December 31, 2003 and 2002, respectively.

                       GB HOLDINGS, INC. AND SUBSIDIARIES

       The estimated carrying amounts and fair values of Holdings' financial instruments at December 31, 2003 and 2002 are as follows:

                                          December 31, 2003                 December 31, 2002
                                   -------------------------------  --------------------------------
                                     Carrying                          Carrying
                                      Amount         Fair Value         Amount         Fair Value
                                   --------------  ---------------  ---------------  ---------------
Financial Assets:
    Cash and cash equivalents      $  33,454,000   $   33,454,000   $   50,645,000   $   50,645,000
    Obligatory investments, net       10,705,000       10,705,000       10,069,000       10,069,000

Financial Liabilities:
    Interest payable                   3,092,000        3,092,000        3,092,000        3,092,000
    Existing                         110,000,000       91,300,000      110,000,000       96,400,000
    Notes

(11) Operating Leases

       The Company leases certain equipment and property. Total lease expense was $2.1 million and $2.5 million for the years ended December 31, 2003 and 2002, respectively. The following table sets forth the future minimum rental commitments for operating leases:

                   2004                 $  1,986,000
                   2005                    1,967,000
                   2006                    1,998,000
                   2007                    1,998,000
                   2008                    1,998,000
                   Thereafter              8,431,000
                                        ------------
                    Total               $ 18,378,000
                                        ============

(12) Reorganization and Other Related Costs

       Management anticipates that the exchange of Existing Notes for $110 million in 3% notes due 2008 will be accounted for as a modification of debt, as opposed to an extinguishment of debt, in accordance with Emerging Issues Task Force Issue No. 96-19, "Debtors Accounting for a Modification or Exchange of Debt Instruments" ("EITF 96-19"). EITF 96-19 provides the quantitative method of evaluating the exchange of debt as either a modification or an extinguishment of debt, as well as the accounting treatment of related costs based on the results of that evaluation. Guidance contained in EITF 96-19 indicates that costs incurred with third-parties directly related to the modification of debt should be expensed as incurred. Costs associated with the debt restructuring and reorganization of the Company amounted to $1.8 million during the year ended December 31, 2003. Further costs are anticipated in 2004 related to the modification of debt.

(13) Subsequent Events

       On January 13, 2004, the Securities and Exchange Commission granted GB Holdings application to delist the Existing Notes from trading on the American Stock Exchange. On January 14, 2004, the American Stock Exchange halted trading on the Existing Notes, and on January 15, 2004 the American Stock Exchange delisted the Existing Notes.

                       GB HOLDINGS, INC. AND SUBSIDIARIES

       In January 2004, at the request of GB Holdings, Ealing Corp., a Nevada corporation and an affiliate of Mr. Icahn, provided a commitment letter to GB Holdings, dated January 30, 2004, in which Ealing agreed to provide a revolving credit facility under which GB Holdings and its subsidiaries may borrow up to an aggregate amount of $10 million to be used for general working capital purposes. Under the terms of the commitment letter, the revolving credit facility will expire on June 30, 2005, borrowings will bear interest at a rate of 10% per annum, and obligations under the revolving credit facility will be secured by a first lien on all of the assets of GB Holdings and its subsidiaries which will be senior to either the liens securing the Existing Notes or the New Notes, depending on when the loan is funded. Ealing's obligations to provide the financing pursuant to the commitment letter is subject to the negotiation and execution of definitive loan and security agreements and related documents and certain customary conditions. However, there can be no assurance that the loan agreement with Ealing will be consummated, that if the loan agreement with Ealing is not consummated, the Company will be able to obtain financing from another lender on terms as or more favorable than the terms of the commitment letter, or whether the Company will need to borrow funds for working capital.

(14) Selected Quarterly Financial Data (Unaudited)

                                                                  QUARTER
                                      -----------------------------------------------------------------
                                          FIRST           SECOND           THIRD            FOURTH
                                      --------------  ---------------  ---------------  ---------------
Year Ended December 31, 2003
    Net revenues                      $  39,801,000   $   46,030,000   $   46,041,000   $    38,386,000
                                      =============   ==============   ==============   ===============
    Income (loss) from operations     $  (1,436,000)  $    2,468,000   $     (317,000)  $    (4,227,000)
                                      =============   ==============   ==============   ===============
    Net loss                          $  (4,401,000)  $     (507,000)  $   (3,456,000)  $    (9,349,000)
                                      =============   ==============   ==============   ===============
    Net loss per share                $       (0.44)  $        (0.05)  $        (0.35)  $         (0.93)
                                      =============   ==============   ==============   ===============
Year Ended December 31, 2002
    Net revenues                      $  53,244,000   $   49,582,000   $   49,797,000   $    40,850,000
                                      =============   ==============   ==============   ===============
    Income from operations            $   5,958,000   $      867,000   $    1,938,000   $     4,727,000
                                      =============   ==============   ==============   ===============
    Net income/(loss)                 $   2,258,000   $   (1,218,000)  $     (906,000)  $    (7,455,000)
                                      =============   ==============   ==============   ===============
    Net income (loss) per share       $        0.23   $        (0.12)  $        (0.09)  $         (0.75)
                                      =============   ==============   ==============   ===============

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

ITEM 9A. CONTROLS AND PROCEDURES

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

       In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer, as well as other key members of the Company's management, of the effectiveness of the Company's disclosure and procedures as of the end of the period covered by this report. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective, as of the end of the period covered by this report, to provide reasonable assurance that information required to be disclosed in the Company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

       No change occurred in the Company's internal controls concerning financial reporting during the fourth quarter of the fiscal year ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

         The Boards of Directors of Holdings, GB Property and GBHC consist of:
Carl C. Icahn, Michael L. Ashner, Martin Hirsch, Harold First, Auguste E. Rimpel, Jr. and John P. Saldarelli. Messrs. Ashner, First and Rimpel, Jr. were elected to the Boards of Directors of Holdings, GB Property, GBHC, Atlantic Holdings and ACE Gaming, as independent members, and to the Audit Committee of Holdings.

       No family relationships exist between any directors or executive officers of GB Property, Holdings or GBHC.

       Directors and Officers

       Certain information is set forth below concerning the directors and executive officers of each of GB Property, Holdings and GBHC.

            Name                    Age                         Position
-------------------------------     ---       ----------------------------------

Carl C. Icahn (1)                   68        Chairman of the Board of Directors

Martin Hirsch (2)                   49        Director

John P. Saldarelli (3)              62        Director

Michael L. Ashner (4)               51        Director

Harold First (5)                    67        Director

Auguste E. Rimpel, Jr. (6)          64        Director

Richard P. Brown (7)                56        Chief Executive Officer

Thomas Davis (8)                    54        Former President

George Toth (9)                     57        Interim President

Douglas S. Niethold (10)            48        Interim Vice President, Finance,
                                              Chief Financial Officer and
                                              Principal Accounting Officer

---------------
(1) Carl C. Icahn has served as Chairman of the Board and a Director of Starfire Holding Corporation (formerly Icahn Holding Corporation), a privately-held holding company, and Chairman of the Board and a Director of various subsidiaries of Starfire, including ACF Industries, Incorporated, a privately-held railcar leasing and manufacturing company, since 1984. He has also been Chairman of the Board and President of Icahn & Co., Inc., a registered broker-dealer and a member of the National Association of Securities Dealers Inc., since 1968. Since November 1990, Mr. Icahn has been Chairman of the Board of American Property Investors, Inc., the general partner of American Real Estate Partners, L.P., a public limited partnership that invests in real estate. Mr. Icahn has been a Director of Cadus Pharmaceutical Corporation, a firm which holds various biotechnology patents, since 1993. Since August 1998 he has also served as Chairman of the Board of Directors of Lowestfare.com, LLC, an internet travel reservations company. From October 1998, Mr. Icahn has been the President and a Director of Stratosphere Corporation which operates the Stratosphere Hotel and Casino. Mr. Icahn received his B.A. from Princeton University. Since September 29, 2000, Mr. Icahn has served as the Chairman of the Board of Directors of Holdings, GB Property and GBHC. Since October 31, 2003, Mr. Icahn has served as Chairman of the Board of Directors of Atlantic Holdings.

(2) Martin Hirsch has served as a Vice President of American Property Investors, Inc. since March 18, 1991, where he is involved in investing, managing and disposing of real estate properties and securities. Mr. Hirsch was elected as Executive Vice President and Director of Acquisitions of American Property Investors, Inc. in 2000. From January 1986 to January 1991, he was at Integrated Resources, Inc. as a Vice President where he was involved in the acquisition of commercial real estate properties and asset management. From 1985-1986, he was a Vice President of Hall Financial Group where he acquired and financed commercial and residential properties. Mr. Hirsch currently serves on the Board of Directors of Stratosphere Corp. He received his M.B.A. from The Emory University Graduate School of Business. Mr. Hirsch has served as a director of Holdings and GB Property since September 29, 2000 and as a director of GBHC since February 28, 2002. Since October 31, 2003, Mr. Hirsch has served as a member of Atlantic Holdings' Board of Directors.

(3) John P. Saldarelli has served as Vice President, Secretary and Treasurer of American Property Investors, Inc. (general partner of American Real Estate Partners) since March 18, 1991. Mr. Saldarelli was also President of Bayswater Realty Brokerage Corp. from June 1987 until November 19, 1993, and Vice President of Bayswater Realty & Capital Corp. from September 1979 until April 15, 1993. In October 1998, Mr. Saldarelli was appointed to the Board of Directors of Stratosphere and in June 2000, Mr. Saldarelli was given the additional title of Chief Financial Officer. Mr. Saldarelli has served as a director of Holdings, GB Property and GBHC since February 28, 2001. Since October 31, 2003, Mr. Saldarelli has served as a member of Atlantic Holdings' Board of Directors.

(4) Michael L. Ashner has served as Chairman, President and CEO of Winthrop Associates, a real estate consulting firm, since 1995. Mr. Ashner has also served as General Partner of Cecil Associates, a limited liability company which owns twenty Comfort Inns, since 1996. Mr. Ashner has been CEO of Newkirk Associates, a limited liability company which owns and manages more than 28 million square feet of office and retail space, since 1997. Mr. Ashner has also been Managing Director of AP-USX, LLC, a limited liability company which owns a 2.4 million square foot office tower, since 1998. Since 1999, Mr. Ashner has served as President and CEO of Presidio Capital Corporation, an investment banking firm. Mr. Ashner has been President and CEO since 2000 of GFB-AP Fort, LLC, a limited liability company involved in independent and assisted living communities. Mr. Ashner has been President and sole shareholder since 1981 of Exeter Capital Corporation, which provides real estate consulting to real estate investors. Mr. Ashner currently serves as a director of NBTY, Inc., a publicly traded company that is a manufacturer, marketer and retailer of nutritional supplements. Mr. Ashner is the President and CEO and a director of Shelbourne Properties I, Shelbourne Properties II and Shelbourne Properties III, three separate publicly traded real estate investment trusts that are listed on the American Stock Exchange and are currently liquidating. Since December 31, 2003, Mr. Ashner has been the President and CEO of First Union Real Estate Equity and Mortgage Investment, an unincorporated business trust engaged in the business of owning and managing and lending to, real estate and related investments which is publicly traded and listed on the New York Stock Exchange. Mr. Ashner has served as a director of Holdings and GB Property since September 29, 2000, as a member of the Audit Committee of Holdings since October 3, 2000, and as a member of the Board of Directors of GBHC since June 6, 2001. Since March 12, 2003, Mr. Ashner has been a member of the Special Committee. Since October 31, 2003, Mr. Ashner has served as a member of Atlantic Holdings' Board of Directors.

(5) Harold First has been a financial consultant since 1993. From December 1990 through January 1993, Mr. First served as Chief Financial Officer of Icahn Holding Corp., a privately held holding company. He has served as a director of Taj Mahal Holding Corporation, a public casino and gaming corporation, Trump Taj Mahal Realty Corporation, a privately held real estate company, Memorex Telex N.V., a public technology company, Trans World Airlines, Inc., a public airline company, ACF Industries, Inc., a privately held railcar leasing and manufacturing company, Cadus Pharmaceutical Corporation, a biotech research company, Talkamerica, Inc., a public long distance telephone service company, Marvel Entertainment Group, Inc., a public entertainment company, Toy Biz, Inc., a public toy company and Vice Chairman of the Board of Directors of American Property Investors, Inc., the general partner of American Real Estate Partners, L.P., a public limited partnership that invests in real estate. Mr. First currently serves on the Boards of Directors of Panaco Inc., an oil and gas drilling company, and was a director of Philip Services Corporation, a privately held company that is a leading integrated provider of industrial and metals services. He is a Certified Public Accountant and holds a B.S. from Brooklyn College. He has served as a member of the Audit Committee of Holdings and the Board since April 25, 2001, and as a director of GB Property and GBHC since June 6, 2002. Since March 12, 2003, Mr. First has been a member of the Special Committee. Since October 31, 2003, Mr. First has served as a member of Atlantic Holdings' Board of Directors.

(6) Auguste E. Rimpel, Jr. has been a retired partner of PricewaterhouseCoopers LLP ("PwC") since 2000. He was with PwC and its predecessor firm, Price Waterhouse, since 1983, most recently as Managing Partner of International Consulting services for the Washington Consulting Practice of the firm. Prior to his tenure at PwC, he served as a Partner with Booz Allen & Hamilton, Inc., a management consulting firm and as a Vice President of Arthur D. Little International, Inc., a management consulting firm. Dr. Rimpel currently serves as Chairman of the Board of Trustees of the University of the Virgin Islands. Dr. Rimpel received a Ph.D. in chemical engineering from Carnegie Institute of Technology and was an International Fellow at Columbia University Graduate School of Business. He has served as a member of the Audit Committee and Board of Directors of Holdings since April 25, 2001, and as a director of GB Property and GBHC since June 6, 2001. Since March 12, 2003, Mr. Rimpel has been a member of the Special Committee. Since October 31, 2003, Mr. Rimpel has served as a member of Atlantic Holdings' Board of Directors.

(7) Richard P. Brown, serves as President and Chief Executive Officer for Carl
    C. Icahn's Nevada gaming properties, the Stratosphere Casino Hotel and Tower, Arizona Charlie's Decatur and Arizona Charlie's Boulder. All three properties are located in Las Vegas. In addition, Brown serves as Chief Executive Officer of GBHC, Holdings and GB Property. Brown reports directly to Icahn and oversees strategic planning, operating, financial and capital investment direction for the Icahn gaming properties. His role also encompasses development of new business opportunities and company policies. Brown joined the Icahn gaming properties in March 2000 as Executive Vice President of Marketing for the Stratosphere and both Arizona Charlie's properties while also serving as one of three key executives responsible for overall operations of the Stratosphere. In January 2002 he was promoted to Chief Operating Officer, responsible for the operations of all three properties. Brown was promoted to the position of President and Chief Executive Officer of the Icahn gaming properties in Nevada in June 2002. In addition, he was promoted to the role of Chief Executive Officer of GBHC, Holdings and GB Property in September 2002. Prior to joining the Stratosphere, Brown held executive positions with Harrah's Entertainment (1994-2000) and the Hilton Corporation (1992-1994). In addition, he has held vice president positions with the New York Racing Association, the Travelers Companies of Hartford, Connecticut and the J. Walter Thompson Company in New York, New York. Mr. Brown earned a bachelor's degree in business economics from Southern Connecticut State College.

(8) Thomas Davis, served as President of Holdings, GB Property, GBHC and Atlantic Holdings from February 2003 until February 2004. Previously, Mr. Davis served as Vice President of Business Development at Stratosphere Corporation from November 2002 until February 2003. Prior to joining the Stratosphere Corporation, Mr. Davis served as General Manager of Little River Casino Resort from 1999, General Manager at Chinook Winds Resort-Casino from 1998 to 1999 and General Manager of Pioneer Gambling Hall & Hotel from 1996 to 1998.

(9) George Toth was appointed Interim President of the GBHC in February 2004. Prior to that, Mr. Toth was Vice President of Hotel Operations and Security for GBHC and has held various positions in the company since 1994, including Vice President of Construction and Operations and Executive Director of Support Services. Mr. Toth received his MBA from Monmouth University in 1996

(10) Douglas S. Niethold was appointed Vice President, Finance of GBHC, Interim Vice President, Finance, Chief Financial Officer and Principal Accounting officer of Holdings, GB Property and Atlantic Holdings in January 2004. Mr. Niethold has also served as Treasurer of Brighton Park Maintenance Corporation since 1996. Previously, Mr. Niethold served as Executive Director, Finance from 2000 to 2003 and Director, Financial Planning from 1994 to 2000 for GBHC. Mr. Niethold received his Bachelors degree from Northeastern University and his MSBA from Temple University.

       The Board of Directors has determined that Harold First qualifies as an "audit committee financial expert" as defined in ITEM 401(h) of Regulation S-K of the Exchange Act, and that Mr. First is independent of management as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

       Code of Ethics

       The Company has adopted a code of ethics that applies to its chief executive officer and senior financial officers, a copy of which is filed as an exhibit herewith.

       Section 16(A) Beneficial Ownership Reporting Compliance

       Section 16(a) of the Securities Exchange Act of 1934 requires Holdings' officers and directors, and persons who own more than ten percent of a registered class of Holdings' equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC") and the American Stock Exchange. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish Holdings with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished by the Company, or written representations that no Forms 5 were required, Holdings believes that during the fiscal year ended December 31, 2003, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were satisfied.

         Other Matters

         On January 5, 2001, Reliance Group Holdings, Inc. ("Reliance") commenced an action in the United States District Court for the Southern District of New York against Carl C. Icahn, Icahn Associates Corp. and High River alleging that High River's tender offer for Reliance 9% senior notes violated Section 14(e) of the Exchange Act of 1934. Reliance sought a temporary restraining order and preliminary and permanent injunctive relief to prevent defendants from purchasing the notes. The Court initially imposed a temporary restraining order. Defendants then supplemented the tender offer disclosures. The Court conducted a hearing on the disclosures and other matters raised by Reliance. The Court then denied Reliance's motion for a preliminary injunction and ordered dissolution of the temporary restraining order following dissemination of the supplement. Reliance took an immediate appeal to the United States Court of Appeals for the Second Circuit and sought a stay to restrain defendants from purchasing notes during the pendency of the appeal. On January 30, 2001, the Court of Appeals denied plaintiffs' stay application. On January 30, 2001, Reliance also sought a further temporary restraining order from the District Court. The Court considered the matter and reimposed its original restraint until noon the next day, at which time the restraint against Mr. Icahn and his affiliates was dissolved. On March 22, 2001, the Court of Appeals ruled in favor of Mr. Icahn by affirming the judgment of the District Court.

ITEM 11. EXECUTIVE COMPENSATION

       Summary of Cash and Certain Other Compensation

       Neither Holdings nor GB Property pays any compensation to any employee, executive officer or director. GBHC pays the compensation of the independent directors (see "Compensation of Directors" below). The following table provides certain summary information concerning compensation paid or accrued by GBHC, to or on behalf of (i) GBHC's Chief Executive Officer; (ii) each of the other executive officers of GBHC determined as of the end of the last fiscal year; and
(iii) additional individuals who would have qualified as among the executive officers of GBHC but for the fact that the individual was not serving as an executive officer at the end of the last year (hereafter referred to as the named executive officers), for the years ended December 31, 2003, 2002 and 2001.

                                                       Annual Compensation
                                      -----------------------------------------------------
                                                                               Other Annual         All Other
Name and Principal Position           Year        Salary          Bonus        Compensation      Compensation (1)
---------------------------           ----      ---------         -----        ------------      ----------------
Richard P. Brown                      2003     $ 106,252          $   -        $         -         $       -
    Chief Executive Officer           2002             -              -                  -                 -
                                      2001             -              -                  -                 -


Timothy A. Ebling                     2003       278,106              -              7,700             4,534
    Executive Vice President,         2002       250,000              -              8,400             4,500
    Chief Financial Officer           2001       250,000              -              8,400             4,250
    Principal Accounting
    Officer


Thomas Davis                           2003      247,067              -                  -                 -
    President                          2002            -              -                  -                 -
                                       2001            -              -                  -                 -


William Cooney (2)                     2003      159,374          2,000                  -             2,721
    Senior Vice President              2002      180,654(4)           -                  -                 -
    Customer Development               2001      210,000              -                  -             4,463

Carmen Hirst (3)                       2003      143,402          6,000                  -                 -
    Vice President Information         2002       74,996              -                  -                 -
    Technology, CIO                    2001            -              -                  -                 -

(1) Includes matching contributions by GBHC to The Sands Retirement Savings Plan on behalf of the named executive officer.

(2) William Cooney has served GBHC as Senior Vice President, Customer Development since February 2003. Prior to that, Mr. Cooney was Vice President, Player Development at Tropicana Casino from May 2002 until February 2003. Mr. Cooney had previously served GBHC as Executive Vice President, Marketing Operations from February 2001 until May 2002 and Vice President Marketing from March 2000 until February 2001 and Vice President, Player Development from September 1999 until March 2000. Prior to that, Mr. Cooney served as Executive Director of Player Development.

(3) Carmen Hirst has served GBHC as Vice President/CIO since April 2003 and served as Executive Assistant to the President/CIO from August 2002 until April 2003 and Executive Assistant to the President beginning in June 2002. Prior to that, Ms. Hirst served as Executive Director of Information Technology at Resorts Casino from December 2001 until May 2002 and Director of Information Services at Showboat Casino from May 1991 until December 2001.

(4) Includes severance compensation.

       Option Grants in Last Fiscal Year

       The Company does not have a stock option plan.

       Employment Contracts

       Timothy A. Ebling, formerly Executive Vice President, Chief Financial Officer and Principal Accounting Officer of GBHC, and appointed Interim Chief Operating Officer beginning January 2002 and ending March 18, 2002 and as President from October 2002 until January 10, 2003, was under an employment agreement, amended as of March 11, 1998, through November 30, 2003. The terms of the agreement provide for an annual base salary of $190,000, subject to annual increases on each anniversary date of the agreement equal to no less than the change in the Consumer Price Index, as defined, and no more than five percent. In October 2000, Mr. Ebling's base salary was increased to $250,000. Mr. Ebling's contract was not renewed and he left the employ of the Company as of November 30, 2003. Mr. Ebling received a payment of $265,338 and provided Holdings a general release.

       Frederick H. Kraus, Executive Vice President, General Counsel and Secretary of GBHC, was under an employment agreement, amended as of March 11, 1998, in such capacities continuing through December 31, 2003. Mr. Kraus left the employ of the Company as of March 26, 2003.

       The Company currently has no individual employees under employment contracts.

       Employee Retirement Savings Plan

       GBHC administers and participates in the Sands Retirement Plan, a qualified defined contribution plan for the benefit of all of GBHC's employees, who satisfy certain eligibility requirements.

       The Sands Retirement Plan is qualified under the requirements of Section 401(k) of the Internal Revenue Code allowing participating employees to benefit from the tax deferral opportunities provided therein. All employees of GBHC, who have completed one year of service, as defined, and who have attained the age of 21, are eligible to participate in the Sands Retirement Plan.

       The Sands Retirement Plan provides for a matching contribution by GBHC based upon certain criteria, including levels of participation by GBHC's employees. GBHC incurred matching contributions totaling $406,000, $575,000 and $700,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

       GBHC also contributes to multi-employer pension, health and welfare plans for its union employees. For the years ended December 31, 2003 and 2002, GBHC contributed $5,411,000 and $5,750,000, respectively.

       Compensation of Directors

       Prior to the Effective Date, independent directors of Holdings, GB Property and GBHC received an annual fee of $10,000 for service on the Boards of Directors and a fee of $500 for each meeting attended. Independent directors of the Board of Directors of Holdings are entitled to receive an annual fee of $22,500. The Board of Directors of Holdings held 7 meetings either in person or by unanimous consent during the year ended December 31, 2003. All directors attended at least 75% of all meetings of the Board of Directors and committees thereof for which they were eligible to serve.

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

       Audit and Special Committees

       The Audit Committee has the duty to (i) review the engagement and performance of the independent auditors, including the remuneration to be paid;
(ii) recommend annually to the Board of Directors the independent public accountants to be engaged to audit the books, records and accounts of the Company for the ensuing year; (iii) review with the Company's independent auditors, as well as the Company's management, the Company's system of internal control including the programs and policies of the Company designed to ensure compliance with applicable laws and regulations as well as monitoring results of these compliance efforts; (iv) review with financial management and the independent auditors the Company's annual financial statements and any financial reports or other financial information submitted to any governmental body or the public by either the Company or its independent auditors and the review of the Forms 10-Q and 10-K prepared by the financial management and the independent auditors of the Company prior to their filing and release; discuss any significant changes to the Company's accounting principles; (v) review of any significant disagreement among management of the Company and the independent auditors in connection with the preparation of the financial reports of the companies and prior to releasing the year-end earnings, discuss with the independent auditors matters required to be communicated to audit committees in accordance with SAS 61 and (vi) make such reports and recommendations to the Board of Directors in connection with the foregoing as it shall deem appropriate or as the Board of Directors may request, and take such action thereon as the Board of Directors may direct it to take. As of the Effective Date, the Audit Committee was comprised of Mr. Ashner and Ms. Barbara Lang. Mr. Ashner does not receive any additional compensation for his participation on the Audit Committee. Effective February 28, 2001, Holdings adopted a charter for the Audit Committee conforming to the listing requirements of the American Stock Exchange. Messrs. Harold First and Auguste E. Rimpel, Jr. have served as members of the Board of Directors and the Audit committee, of Holdings since April 25, 2001, at which time Ms. Lang resigned as a member of the Audit Committee. Messrs First and Rimpel, Jr. have also served as Directors of GB Property and GBHC since June 6, 2001.

       On March 27, 2002, the Commission entered an order prohibiting the Company, as well as all other New Jersey casino licensees, from conducting business with Arthur Andersen LLP after May 15, 2002. The Companies' Board of Directors dismissed Arthur Andersen LLP as independent auditors and appointed KPMG LLP (KPMG) to serve as the Company's independent auditors for the fiscal year ended December 31, 2002. The change in auditors was effective May 16, 2002. The decision to appoint KPMG was made after an extensive evaluation process by the Board of Directors, its Audit Committee and management of the Company. During 2003, a special committee of the GB Holdings Board of Directors was formed to recommend refinancing alternatives related to the Existing Notes ("the Special Committee"). The Special Committee is comprised of Messrs. Ashner, First and Rimpel, Jr. During 2003, each member of the Special Committee received $35,000 for their services therein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         In a Securities and Exchange Commission Form 13D filed by Carl C. Icahn and certain entities controlled by Carl C. Icahn (collectively, "Icahn"), Icahn has reported that it holds an aggregate beneficial ownership of approximately 77.49% of the New Common Stock and approximately 58% of the Existing Notes.

         The following table sets forth as of March 1, 2004, certain information regarding the beneficial ownership of shares of New Common Stock by each director of the Company, each of the executive officers listed in the Summary Compensation Table, each person known to the Company to be the beneficial owner of more than 5% of the outstanding shares and all directors and executive officers as a group.

                                             Number
Name                                        of Shares             Percent
----                                        ---------             -------
HMC Investors, L.L.C.(1)                      795,771                 8%
c/o International Fund Services
3rd Floor, Bishops Square
Redmonds Hill
Dublin, Ireland

Carl C. Icahn (2)                           7,748,744             77.49%
Martin Hirsch                                       -                 -
John P. Saldarelli                                  -                 -
Michael L. Ashner                                   -                 -
Harold First                                        -                 -
Auguste E. Rimpel, Jr.                              -                 -
Carmen Hirst                                        -                 -
William Cooney                                      -                 -
Richard P. Brown                                    -                 -
Thomas Davis                                        -                 -
All Directors and officers                  7,748,744             77.49%

(1) Includes 772,996 shares held by Harbert Distressed Investment Master Fund Ltd. (the "Fund"). HMC Investors, L.L.C. is the managing member of the investment manager of the Fund. Phillip Falcone, portfolio manager of the Fund, and Raymond Harbert and Michael D. Luce, members of HMC Investors, L.L.C., may be deemed to share beneficial ownership of the shares of common stock of GB Holdings held by HMC Investors, L.L.C. Information concerning HMC Investors, L.L.C. and its affiliates is derived from a Statement of Changes in Beneficial Ownership on Form 4 filed with the SEC on October 23, 2003.

(2) As of July 14, 2003, Cyprus LLC ("Cyprus"), an entity controlled by Mr. Icahn, directly beneficially owned 4,121,033 shares of common stock GB Holdings and American Real Estate Holdings Limited Partnership, a limited partnership controlled by Mr. Icahn, directly beneficially owned 3,627,711 shares of common stock of GB Holdings. Mr. Icahn owns 100% of Barberry Corp. ("Barberry"), Starfire Holding Corporation ("Starfire") and Beckton Corp. ("Beckton"). Barberry is the managing member of Cyprus. Mr. Icahn is (i) the sole director and the Chairman of the Board, President and Secretary of Barberry, (ii) the sole director, Chairman of the Board and president of Starfire and (iii) the sole director, Chairman of the Board, President and Secretary of Beckton. American Property Investors, Inc. ("API") is the general partner of both American Real Estate Holdings Limited Partnership ("AREH") and American Real Estate Partners, L.P. ("AREP"), and AREP is a limited partner of AREH owning a 99% limited partnership interest therein. API is 100% owned by Beckton. As a result of Mr. Icahn's ownership of the position(s) with Barberry, Starfire and Beckton, Mr. Icahn is in a position to directly and indirectly determine the investment and voting decisions made by the entities named above.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       Prior to the effectiveness of the Modified Fifth Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code Proposed by the Official Committee of Unsecured Creditors and High River Limited Partnership and its affiliates (the "Plan"), neither Mr. Icahn nor any of his affiliates owned equity securities of GB Holdings or its predecessors. At the time of the effectiveness of the Plan, Cyprus LLC and Larch LLC were entities indirectly owned and affiliated with Mr. Icahn. Each of Cyprus and Larch held $31,416,500 principal amount of the Old Notes which, under the Plan, were canceled, and on or about November 1, 2000, each of Cyprus and Larch received in respect thereof $18,935,337 principal amount of Existing Notes and 925,280.50 shares of common stock of GB Holdings. In addition, and pursuant to the Plan (effective September 29, 2000), Cyprus purchased 4,625,000 shares of common stock of GB Holdings for $65 million. The consideration for the purchase of the shares was described in a bankruptcy court approved joint plan of reorganization of GB Holdings, which was filed with the SEC on November 29, 2000 as Exhibit 99.2 to GB Holding's Current Report on Form 8-K.

       GBHC's rights to the trade name "The Sands" (the "Trade Name") were derived from a license agreement between Greate Bay Casino Corporation and an unaffiliated third party. Amounts payable by GBHC for these rights being 3% of the Gross Room Charges, as defined, at the hotel were equal to the amounts paid to the unaffiliated third party. On September 29, 2000, High River Limited partnership assigned to GBHC the rights under a certain agreement with the owner of the Trade Name as of September 29, 2000 through may 19, 2086, subject to paying sums equal to 3% of the Gross Room Charges, as defined, at the hotel to the owner of the Trade Name and also subject to termination rights for a fee after a certain minimum term. High River is an entity controlled by Carl C. Icahn. High River received no payments for its assignment of these rights. Payment is made directly to the owner of the Trade Name. Such charges amounted to $263,000, $272,000 and $268,000, respectively.

       On October 12, 2001, as a result of, and pursuant to the terms of, a consent solicitation dated September 20, 2001, to holders of the Existing Notes, holders that consented were paid $17.50 for each $1,000 of principal amount of notes held, thus affiliates of Mr. Icahn were paid $1,118,670 because they consented to certain amendments to the Indenture, dated as of September 29, 2000, among GB Property, as issuer, GB Holdings and Greate Bay Hotel, as guarantors, and Wells Fargo Bank Minnesota, National Association, as Trustee.

       The Stratosphere, an entity affiliated with Carl C. Icahn, allocates a portion of certain executive salaries, including the salary of Richard P. Brown, as well as other charges for tax preparation, legal fees, travel and entertainment to Greate Bay Hotel. Payments for such charges incurred from the Stratosphere for the year ended December 31, 2003 amounted to $191,000, including $106,000 for Mr. Brown's salary. There were no similar charges for the year ended December 31, 2002.

       On February 28, 2003, Greate Bay Hotel entered into a two year agreement with XO New Jersey, Inc. an entity affiliated with Carl C. Icahn. The agreement, pursuant to which XO provides long-distance telephone service to Holdings and its subsidiaries, can be extended beyond the minimum two year term on a month-to-month basis. Payments for such charges incurred for the year ended December 31, 2003 amounted to $127,000.

       At the request of Holdings, Ealing Corp., a Nevada corporation and an affiliate of Mr. Icahn provided a commitment letter to Holdings, dated January 30, 2004, under which Ealing has agreed to provide a revolving credit facility under which Holdings and its subsidiaries may borrow up to an aggregate amount of $10 million to be used for general working capital purposes. Under the terms of the commitment letter the revolving credit will expire on December 31, 2004, and borrowings will bear interest at a rate of 10% per annum, and obligations under the revolving credit facility will be secured by a first lien on all of the assets of Holdings and its subsidiaries which will be senior to either the liens securing the Existing Notes or the New Notes, depending on when the loan is funded. Ealing's obligations to provide the financing pursuant to the commitment letter is subject to the negotiation and execution of a definitive loan agreement and related documents and certain customary conditions. However, there can be no assurance that the loan agreement with Ealing will be consummated, that if the loan agreement with Ealing is not consummated, the Company will be able to obtain financing from another lender on terms as or more favorable than the terms of the commitment letter, or whether the Company will need to borrow funds for working capital.

       During the years ended December 31, 2003 and 2002, GBHC borrowed $15.4 million and $6.5 million, respectively, from Holdings. This borrowing is eliminated in the consolidation of, and has no impact on, the accompanying consolidated financial statements.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

           Summary of KPMG LLP Fees For Professional Services Rendered
                     Years Ended December 31, 2003 and 2002

Audit fees (1)                                   $ 410,000          $ 192,400
Audit related fees (2)                           $  18,000          $  28,500
Tax fees                                         $  14,300          $  14,000
All other fees                                   $       -          $       -
                                                 ---------          ---------
      Total fees                                 $ 442,300          $ 234,900
                                                 =========          =========

(1) Services relating to audit of the annual consolidated financial statements, review of quarterly financial statements, Casino Control Commission audit, consents, and assistance with the review of documents filed with the SEC.

(2) Services relating to employee benefit plan audits and coordination of workpaper review by the Division of Gaming Enforcement.

        All non-audit services must be pre-approved by the Audit committee prior to their commencement. The fees described above under "Tax Fees" were so pre-approved.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as a part of this report:

       1.     Financial Statements

              The financial statements filed as part of this report are listed on the Index to Financial Statements on page 36.

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

       3. Exhibits
            +++2.1    --     Order Confirming Modified Fifth Amended Joint Plan of Reorganization under Chapter
                             11 of The Bankruptcy Code Proposed by The Official Committee of Unsecured Creditors
                             and High River
              +3.1    --     Restated Certificate of Incorporation of GB Property.
        +++++++3.2    --     Restated Certificate of Incorporation, of GBHC.
             ++3.3    --     Restated Certificate of Incorporation of Holdings.
              +3.4    --     Amended and Restated Bylaws of GB Property.
        +++++++3.5    --     Amended and Restated Bylaws of GBHC.
             ++3.6    --     Amended and Restated Bylaws of Holdings.
          +++++3.12   --     Amended  License  Agreement  by and between  Hughes  Properties, Inc. and Pratt Hotel
                             Corporation (now known as GBCC) dated May 19, 1987.
           ++++4.1    --     Indenture, dated as of September 29, 2000, among GB Property, as Issuer, Holdings and GBHC, as Guarantors, and Wells Fargo Bank Minnesota, N.A., as Trustee.
        +++++++4.2    --     Mortgage, Fixture Filing and Security Agreement dated September 29, 2000, by GBHC in favor of Wells Fargo Bank Minnesota, N.A., as Mortgagee.
        +++++++4.3    --     Security Agreement dated September 29, 2000, made by GB Property Corp., GBHC, and GB
                             Holdings, Inc., to Wells Fargo Bank Minnesota, N.A., as Trustee.
        +++++++4.4    --     Collateral Assignment of Leases dated as of September 29, 2000, by GBHC, in favor of
                             Wells Fargo Bank Minnesota, N.A., as Assignee.
       ++++++++4.5    --     Amended and Restated  Indenture, dated October 12, 2001 among GB Property as Issuer,
                             Holdings and GBHC, as Guarantors, and Wells Fargo Bank Minnesota, N.A. as Trustee.
        ++++++10.1    --     First and Second Amendments to Employment Agreement dated as of January 1, 1998 and march 11, 1998, respectively, between GBHC and Frederick H. Kraus.
        ++++++10.2    --     First and Second Amendments to Employment Agreement dated as of January 1, 1998 and
                             March 11, 1998, respectively, between GBHC and Timothy A. Ebling.
              14.1    --     Code of Ethics
              31.1    --     Chief Executive officer's Certificate, pursuant to Section 302 of the Sarbanes-Oxley
                             Act of 2002.
              31.2    --     Chief Financial Officer's Certificate, pursuant to Section 302 of the Sarbanes-Oxley
                             Act of 2002.
              32.1    --     Certification of Chief  Executive Officer  pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
              32.2    --     Certification of Chief  Financial Officer  pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
              99.1    --     Holdings Letter to the Securities and Exchange Commission Pursuant to Temporary
                             Note 3T.

-------------------------

               + Filed as an exhibit to GB Property's Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on March 23, 2002, and incorporated herein by reference.

              ++ Filed as an exhibit to Holdings' Registration Statement on Form 8-A filed with the Securities and Exchange Commission on September 29, 2000, and incorporated herein by reference.

             +++ Filed as an exhibit to Holdings' Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 21, 2000, and incorporated herein by reference.

            ++++ Filed as an exhibit to GB Property's Amended Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on October 2, 2000, and incorporated herein by reference.

           +++++ Filed as an exhibit to Hollywood Casino Corporation's Registration Statement on Form S-1 (Registration No. 33-58732), filed with the Securities and Exchange Commission on February 26, 1993, and incorporated herein by reference.

          ++++++ Filed as an exhibit to GB Property's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, and incorporated herein by reference.

         +++++++ Filed as an exhibit to the Company's Annual Report on Form 10K for the year ended December 31, 2000, and incorporated herein by reference.

        ++++++++ Filed as an exhibit to the Company's Annual Report on Form 10K for the year ended December 31, 2001, and incorporated herein by reference.

(b)     Reports on Form 8-K

         During the quarter ended December 31, 2003, the Registrants filed one Current Report on Form 8-K: (Items 5 and 7), on November 14, 2003.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Atlantic City, State of New Jersey on March 19, 2004.

                                                    GB HOLDINGS, INC.
                                                GB PROPERTY FUNDING CORP.
                                            GREATE BAY HOTEL AND CASINO, INC.

                                  By: /s/         Douglas S. Niethold
                                     -------------------------------------------
                                                  Douglas S. Niethold
                                         Interim Vice President of Finance and
                                                Chief Financial Officer

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

              Signature                               Title                                   Date
              ---------                               -----                                   ----
/s/         Carl C. Icahn                    Chairman of the Board of,                March 19, 2004
------------------------------------         GB Holdings, Inc.                        --------------------------------
            Carl C. Icahn                    GB Property Funding Corp. and
                                             Greate Bay Hotel and Casino, Inc.

/s/         Martin Hirsch                    Director of                              March 19, 2004
------------------------------------         GB Holdings, Inc.                        --------------------------------
            Martin Hirsch                    GB Property Funding Corp. and
                                             Greate Bay Hotel and Casino, Inc.

/s/      John P. Saldarelli                  Director of                              March 19, 2004
------------------------------------         GB Holdings, Inc.                        --------------------------------
         John P. Saldarelli                  GB Property Funding Corp. and
                                             Greate Bay Hotel and Casino, Inc.

/s/       Michael L. Ashner                  Director of                              March 19, 2004
------------------------------------         GB Holdings, Inc.                        --------------------------------
          Michael L. Ashner                  GB Property Funding Corp. and
                                             Greate Bay Hotel and Casino, Inc.

/s/         Harold First                     Director of                              March 19, 2004
------------------------------------         GB Holdings, Inc.                        --------------------------------
            Harold First                     GB Property Funding Corp. and
                                             Greate Bay Hotel and Casino, Inc.

/s/     August E. Rimpel, Jr.                Director of                              March 19, 2004
------------------------------------         GB Holdings, Inc.                        --------------------------------
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

                                                   ARTHUR ANDERSEN LLP



Roseland, New Jersey
March 8, 2002

                                                                     SCHEDULE II

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                        Valuation and Qualifying Accounts

                                                               Additions
                                                            ----------------
                                                                Amounts
                                            Balance of         Charged to                               Balance
                                             Beginning         Costs and                                At End
                                             Of Period          Expenses          Deductions           of Period
                                          ---------------  -----------------   ---------------      --------------
Year Ended December 31, 2003:
     Allowance for doubtful
        accounts receivable               $    11,301,000   $      1,040,000   $    (6,423,000)(1)  $    5,918,000
     Allowance for obligatory
        investments                            10,028,000          1,434,000          (122,000)(2)      11,340,000
                                          ---------------   ----------------   ---------------      --------------
                                          $    21,329,000   $      2,474,000   $    (6,545,000)     $   17,258,000
                                          ===============   ================   ===============      ==============

Year Ended December 31, 2002:
     Allowance for doubtful
        accounts receivable               $    14,406,000   $      1,586,000   $    (4,691,000)(1)  $   11,301,000
     Allowance for obligatory
        investments                             9,290,000          1,521,000          (783,000)(2)      10,028,000
                                          ---------------   ----------------   ---------------      --------------
                                          $    23,696,000   $      3,107,000   $    (5,474,000)     $   21,329,000
                                          ===============   ================   ===============      ==============

Year Ended December 31, 2001:
     Allowance for doubtful
        accounts receivable               $    11,408,000   $      4,991,000   $    (1,993,000)(1)  $   14,406,000
     Allowance for obligatory
        investments                             8,418,000          1,341,000          (469,000)(2)       9,290,000
                                          ---------------   ----------------   ---------------      --------------
                                          $    19,826,000   $      6,332,000   $    (2,462,000)     $   23,696,000
                                          ===============   ================   ===============      ==============

----------
(1)    Represents net write-offs of uncollectible accounts.

(2) Represents write-offs of obligatory investments in connection with the contribution of certain obligatory investments to CRDA approved projects.