Form 10-K/A
period 2003-12-31
GREATE BAY HOTEL & CASINO INC; GB PROPERTY FUNDING CORP; GB HOLDINGS INC
filed 2004-04-22
CIK 906595, 912906, 912926

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                   FORM 10-K/A

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


                                Introductory Note


         GB Holdings, Inc., GB Property Funding Corp., and Greate Bay Hotel and Casino, Inc. (collectively the "Company") is filing this amendment to its Annual Report on Form 10-K for the fiscal year ended December 31, 2003, originally filed March 19, 2004, in response to comments received from the staff of the Securities and Exchange Commission in connection with its review of the report and the Registration Statements on Form S-4 (File No. 333-110485) filed by a subsidiary of the Company on March 22, 2004. This amendment to the original Form 10-K amends and restates the original Form 10-K in its entirety, but does not reflect events occurring after the original filing of the Form 10-K. All information contained in this amendment and the original Form 10-K is subject to updating and supplementing as provided in the periodic reports filed subsequent to the original filing date with the Securities and Exchange Commission. This Form 10-K/A contains no changes to the Consolidated Balance Sheets or the Consolidated Statements of Operations, Shareholders' Equity and Cash Flows as previously reported, although this form 10-K/A does include changes in the notes to consolidated financial statements as described below:

         1. The line item Reorganization and Other Related Costs, within non-operating income/expense on the Statement of Operations has been changed to Debt Restructuring Costs for the year ended December 31, 2003. Note 12 to the Company's Consolidated Financial Statements has been changed accordingly. The line item, Debt Restructuring Costs, has also been added to the Statement of Operations Data, included in Item 6, Selected Financial Data.

         2. Note 4 to the Company's Consolidated Financial Statements, Income Taxes, has been revised to expand the disclosure regarding the Company's deferred tax assets and for the debt restructuring costs noted above.

         3. Note 13 to the Consolidated Financial Statements, Subsequent Events, has been revised for disclosure related to the Company's application to the American Stock Exchange for de-listing the 11% bonds issued by GB Property Funding Corp.

         The liquidity and capital resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations of GB Holdings and its Subsidiaries has been amended to disclose the Board of Directors adoption of its Special Committee's beliefs and determination related to the Company's financing activities.

         None of the revisions above have any impact on the previously reported amounts contained in the Company's Consolidated Financial Statements to which these revisions apply.

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

                       GB HOLDINGS, INC. AND SUBSIDIARIES
               (dollars in thousands except income per share data)

Statement of Operations Data:

                                                                                                |
                                                      Post-reorganization                       |       Pre-reorganization
                                 ---------------------------------------------------------------| -------------------------------
                                          Year         Year           Year        10/01/00      |     01/01/00          Year
                                         Ended        Ended          Ended          Ended       |       Ended           Ended
                                       12/31/03     12/31/02        12/31/01      12/31/00      |     09/30/00        12/31/99
                                  ------------    -------------  -------------  --------------  |   ------------   -------------
Total Revenues .................. $    219,890    $     244,601   $    278,030  $       62,485  |   $    209,575    $     270,578
Promotional Allowances ..........      (49,632)         (51,128)       (62,281)        (15,774) |        (47,112)         (60,767)
                                  ------------    -------------   ------------  --------------  |   ------------    -------------
Net revenues ....................      170,258          193,473        215,749          46,711  |        162,463          209,811
                                  ------------    -------------   ------------  --------------  |   ------------    -------------
Expenses:                                                                                       |
                                                                                                |
    Departmental.................      146,049          159,714        185,255          45,427  |        131,985          178,188
    General and administrative...       11,582           12,799         11,512           2,175  |          7,663           10,586
    Depreciation and                                                                            |
      amortization including                                                                    |
      provision for obligatory                                                                  |
      investments................       16,244           15,457         12,133           3,834  |          9,414           16,215
                                                                                                |
    Loss on impairment of assets.        1,282                -              -               -  |              -                -
    Loss (gain) on disposal of                                                                  |
      fixed assets...............         (105)             185             20              11  |             10             (259)
                                  ------------    -------------   ------------  --------------  |   ------------    -------------
      Total Expenses.............      173,770          189,437        208,920          51,447  |        149,072          204,730
                                  ------------    -------------   ------------  --------------  |   ------------    -------------
    Income (loss) from operations       (3,512)           4,036          6,829          (4,736) |         13,391            5,081
                                  ------------    -------------   ------------  --------------  |   ------------    -------------
Non-operating income (expense):                                                                 |
    Interest income..............          627            1,067          2,671           1,338  |            518              649
    Interest expense.............      (12,027)         (11,640)       (11,279)         (3,133) |           (366)            (295)
    Debt restructuring costs.....       (1,843)               -              -               -  |              -                -
    Reorganization costs.........            -                -              -              34  |         (2,807)          (2,154)
    Gain on prepetition debt                                                                    |
      discharge..................            -                -              -               -  |         14,795                -
                                  ------------    -------------   ------------  --------------  |   ------------    -------------
      Total non-operating                                                                       |
        expense, net.............      (13,243)         (10,573)        (8,608)         (1,761) |         12,140           (1,800)
                                  ------------    -------------   ------------  --------------  |   ------------    -------------
Income (loss) before                                                                            |
 income taxes ...................      (16,755)          (6,537)        (1,779)         (6,497) |         25,531            3,281
Income tax provision ............         (958)            (784)           (55)              -  |              -             (133)
                                  ------------    -------------   ------------  --------------  |   ------------    -------------
Net income (loss) ............... $    (17,713)   $      (7,321)  $     (1,834) $       (6,497) |   $     25,531    $       3,148
                                  ------------    -------------   ------------  --------------  |   ------------    -------------
                                                                                                |
Basic/diluted income (loss) per                                                                 |
  common share: ................. $      (1.77)   $       (0.73)  $      (0.18) $        (0.65) |   $       2.55(2) $        0.32(2)
                                  ============    =============   ============  ==============  |   ============    =============
    Weighted avaerage common                                                                    |
      shares outstanding.........   10,000,000       10,000,000     10,000,000      10,000,000  |     10,000,000       10,000,000
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

         During 2004, Management anticipates making its next scheduled interest payment on the Existing Notes of $6.1 million on March 29, 2004 and depending on the timing of the anticipated exchange of Existing Notes, a payment of up to $1.0 million per month for each month the Existing Notes remain outstanding. The Board adopted the Special Committee's belief that, based on a review of the business, financial condition, and prospects of GB Holdings and its subsidiaries, it is reasonably likely that GB Holdings would not have sufficient funds to pay the $110 million principal, plus accrued interest, on the Existing Notes at maturity in 2005 and that refinancing the Existing Notes now was in the best interest of GB Holdings and its subsidiaries. Also, the Board adopted the Special Committees' determination that it is reasonably likely that prior to maturity in 2005, GB Holdings would not be able to refinance the Existing Notes on favorable terms or at all and that such inability could result in a default on the Existing Notes and the possibility of GB Holdings being forced to seek bankruptcy protection.

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

       Contractual Obligations

        The following table sets forth the contractual obligations of the Company at December 31, 2003:


                                                                   Payments Due By Period
                                      ---------------------------------------------------------------------------------
                                                                                                               More
                                                           Less than          1-3               3-5            Than
Contractual Obligations                     Total           1 year           years             years          5 years
------------------------              --------------      -----------   --------------    ------------    -------------
Long-Term Debt                        $  110,000,000     $         -    $  110,000,000    $          -    $          -
Capital Lease Obligations                          -               -                 -               -               -
Obligatory Contributions                   4,808,000          72,000           228,000       2,244,000       2,264,000
Operating Leases:
   Madison House                          18,026,000       1,800,000         5,797,000       3,996,000       6,433,000
   Equipment                                 352,000         186,000           166,000               -               -
Purchase Obligations                               -               -                 -               -               -
Other Long-term liabilities on
    balance sheet under GAAP                       -               -                 -               -               -
                                      --------------    ------------    --------------    ------------    ------------
    Total Contractual Obligations     $  133,186,000    $  2,058,000    $  116,191,000    $  6,240,000    $  8,697,000
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

ITEM 8.  INDEX TO FINANCIAL STATEMENTS

                                                                                                          Page
                                                                                                          ----
GB Holdings, Inc. and Subsidiaries

   Reports of Independent Public Accountants..............................................................38 - 39
       ...................................................................................................and 77

   Consolidated Balance Sheets of GB Holdings, Inc.
     and Subsidiaries as of December 31, 2003 and 2002 .................................................  40 - 41

   Consolidated Statements of Operations of GB Holdings, Inc.
     and Subsidiaries for the Years Ended December 31, 2003, 2002 and 2001..............................   42

   Consolidated Statement of Changes in Shareholder's Equity (Deficit)
     of GB Holdings, Inc. and Subsidiaries for the Years Ended
     December 31, 2003, 2002 and 2001 ..................................................................   43

   Consolidated Statements of Cash Flows of GB Holdings, Inc.
     and Subsidiaries for the Years Ended December 31, 2003, 2002 and 2001..............................   44

   Notes to Consolidated Financial Statements of GB Holdings, Inc.
     and Subsidiaries ..................................................................................   45

   Schedule II, Valuation and Qualifying Accounts of GB Holdings, Inc.
     and Subsidiaries for the Years Ended December 31, 2003, 2002 and 2001 .............................   78



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

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                            Year Ended            Year Ended        Year Ended
                                                                           December 31,          December 31,      December 31,
                                                                               2003                  2002              2001
                                                                          -------------         -------------     -------------
Revenues:

               Casino                                                     $ 183,036,000         $ 206,417,000     $ 232,369,000
               Rooms                                                         10,983,000            11,140,000        11,570,000
               Food and beverage                                             21,946,000            23,305,000        29,408,000
               Other                                                          3,925,000             3,739,000         4,683,000
                                                                          -------------         -------------     -------------
                                                                            219,890,000           244,601,000       278,030,000
               Less - promotional allowances                                (49,632,000)          (51,128,000)      (62,281,000)
                                                                          -------------         -------------     -------------
                 Net revenues                                               170,258,000           193,473,000       215,749,000
                                                                          -------------         -------------     -------------
Expenses:

               Casino                                                       131,117,000           143,189,000       168,676,000
               Rooms                                                          2,354,000             2,985,000         3,391,000
               Food and beverage                                              9,461,000            10,915,000         9,814,000
               Other                                                          3,117,000             2,625,000         3,374,000
               General and administrative                                    11,582,000            12,799,000        11,512,000
               Depreciation and amortization, including
                 provision for obligatory investments                        16,244,000            15,457,000        12,133,000
               Loss on impairment of fixed assets                                     -             1,282,000                 -
               (Gain) loss on disposal of assets                               (105,000)              185,000            20,000
                                                                          -------------         -------------     -------------
                 Total expenses                                             173,770,000           189,437,000       208,920,000
                                                                          -------------         -------------     -------------
Income (loss) from operations                                                (3,512,000)            4,036,000         6,829,000
                                                                          -------------         -------------     -------------
Non-operating income (expense):
               Interest income                                                  627,000             1,067,000         2,671,000
               Interest expense                                             (12,027,000)          (11,640,000)      (11,279,000)
               Debt restructuring costs                                      (1,843,000)                    -                 -
                                                                          -------------         -------------     -------------
               Total non-operating expense, net                             (13,243,000)          (10,573,000)       (8,608,000)
                                                                          -------------         -------------     -------------
Loss before income taxes                                                    (16,755,000)           (6,537,000)       (1,779,000)

               Income tax provision                                            (958,000)             (784,000)          (55,000)
                                                                          -------------         -------------     -------------
Net loss                                                                  $ (17,713,000)        $  (7,321,000)    $  (1,834,000)
                                                                          =============         =============     =============
Basic/diluted loss per common share                                       $       (1.77)        $       (0.73)    $       (0.18)
                                                                          =============         =============     =============
Weighted average common shares outstanding                                   10,000,000            10,000,000        10,000,000
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
                                        ==========       ===========      ===========

                       GB HOLDINGS, INC. AND SUBSIDIARIES

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes, and the amounts used for income tax purposes. The major components of deferred tax liabilities and assets as of December 31, 2003 and 2002 were as follows:

                                                                                   2003                2002
                                                                               ------------        -------------
Deferred tax assets:
      Bad debt reserve                                                         $  2,418,000        $   5,137,000
      Deferred financing costs                                                      234,000            1,053,000
      Group insurance                                                               747,000              936,000
      Accrued vacation                                                              613,000              732,000
      Action cash awards accrual                                                    123,000              499,000
      Jackpot accrual                                                               298,000              337,000
      Medical reserve                                                               408,000              109,000
      Debt restructuring costs                                                      754,000                    -
      CRDA                                                                        5,724,000            5,512,000
      Federal and state net operating loss carryforward                          17,004,000            8,163,000
      Grantors trust income                                                       3,616,000            3,570,000
      Credit and capital loss carryforwards                                       3,385,000            2,421,000
      Other                                                                         297,000              330,000
                                                                                -----------        -------------

              Total deferred tax assets                                          35,621,000           28,799,000
              Less valuation allowance                                          (17,685,000)         (10,257,000)
                                                                                -----------        -------------
              Total deferred tax assets after valuation allowance                17,936,000           18,542,000
                                                                                -----------        -------------

Deferred tax liabilities:
    Noncurrent:

      Depreciation of plant and equipment                                       (17,812,000)         (18,466,000)
      Chips and tokens                                                             (124,000)             (76,000)
                                                                                -----------        -------------

             Total deferred tax liabilities                                     (17,936,000)         (18,542,000)
                                                                                -----------        -------------

               Net deferred tax assets (liabilities)                            $         -        $           -
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

                       GB HOLDINGS, INC. AND SUBSIDIARIES

       Financial Accounting Standards No. 109 ("FAS l09") requires that the tax benefit of NOL's and deferred tax assets resulting from temporary differences be recorded as an asset and, to the extent that management can not assess that the utilization of all or a portion of such NOL's and deferred tax assets is more likely than not, requires the recording of a valuation allowance. Management believes that it is more likely than not that the tax benefits of certain of the deductible temporary differences will be realized based on the future reversal of existing temporary differences. As such, a valuation allowance has not been provided for these deferred tax benefits. Management has determined that the realization of certain of the Company's deferred tax benefits is not more likely than not and, as such, has provided a valuation allowance in the amount of $17.7 million and $10.3 million for 2003 and 2002, respectively.

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

       On October 12, 2001, as a result of, and pursuant to the terms of, a consent solicitation dated September 20, 2001 to holders of Existing Notes, holders that consented were paid $17.50 for each $1,000 of principal amount of notes held, the affiliates of Mr. Icahn were paid $1,118,677 because they consented to certain amendments to the Indenture, dated as of September 29, 2000, among GB Property, as issuer. Holdings and Greate Bay Hotel, as guarantors, and Wells Fargo Bank Minnesota, National Association, as Trustee.

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

(11) Operating Leases Costs

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
                                        ============

(12) Debt Restructuring Costs

       Management anticipates that the exchange of Existing Notes for $110 million in 3% notes due 2008 will be accounted for as a modification of debt, as opposed to an extinguishment of debt, in accordance with Emerging Issues Task Force Issue No. 96-19, "Debtors Accounting for a Modification or Exchange of Debt Instruments" ("EITF 96-19"). EITF 96-19 provides the quantitative method of evaluating the exchange of debt as either a modification or an extinguishment of debt, as well as the accounting treatment of related costs based on the results of that evaluation. Guidance contained in EITF 96-19 indicates that costs incurred with third-parties directly related to the modification of debt should be expensed as incurred. Costs associated with the debt restructuring amounted to $1.8 million during the year ended December 31, 2003. Further costs are anticipated in 2004 related to the modification of debt.

(13) Subsequent Events

         On January 13, 2004, the Securities and Exchange Commission granted GB Holdings application to delist the Existing Notes from trading on the American Stock Exchange. On January 14, 2004, the American Stock Exchange halted trading on the Existing Notes and on February 2, 2004 trading resumed.

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

(b)     Reports on Form 8-K

         During the quarter ended December 31, 2003, the Registrants filed one Current Report on Form 8-K: (Items 5 and 7), on November 14, 2003.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Atlantic City, State of New Jersey on April 21, 2004.

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

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

              Signature                               Title                                   Date
              ---------                               -----                                   ----
/s/         Carl C. Icahn                    Chairman of the Board of,                April 21, 2004
------------------------------------         GB Holdings, Inc.                        --------------------------------
            Carl C. Icahn                    GB Property Funding Corp. and
                                             Greate Bay Hotel and Casino, Inc.

/s/         Martin Hirsch                    Director of                              April 21, 2004
------------------------------------         GB Holdings, Inc.                        --------------------------------
            Martin Hirsch                    GB Property Funding Corp. and
                                             Greate Bay Hotel and Casino, Inc.

/s/      John P. Saldarelli                  Director of                              April 21, 2004
------------------------------------         GB Holdings, Inc.                        --------------------------------
         John P. Saldarelli                  GB Property Funding Corp. and
                                             Greate Bay Hotel and Casino, Inc.

/s/       Michael L. Ashner                  Director of                              April 21, 2004
------------------------------------         GB Holdings, Inc.                        --------------------------------
          Michael L. Ashner                  GB Property Funding Corp. and
                                             Greate Bay Hotel and Casino, Inc.

/s/         Harold First                     Director of                              April 21, 2004
------------------------------------         GB Holdings, Inc.                        --------------------------------
            Harold First                     GB Property Funding Corp. and
                                             Greate Bay Hotel and Casino, Inc.

/s/     August E. Rimpel, Jr.                Director of                              April 21, 2004
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