Form 10-Q
period 2004-03-31
GREATE BAY HOTEL & CASINO INC; GB PROPERTY FUNDING CORP; GB HOLDINGS INC
filed 2004-05-07
CIK 906595, 912906, 912926

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 2004

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
                        GREATE BAY HOTEL AND CASINO, INC.
--------------------------------------------------------------------------------
           (Exact name of each Registrant as specified in its charter)

              DELAWARE                                       75-2502290
              DELAWARE                                       75-2502293
             NEW JERSEY                                      22-2242014
----------------------------------------         -------------------------------
  (States or other jurisdictions of                       (I.R.S. Employer
     incorporation or organization)                      Identification No.'s)
      c/o Sands Hotel & Casino
  Indiana Avenue & Brighton Park
     Atlantic City, New Jersey                                  08401
----------------------------------------         -------------------------------
(Address of principal executive offices)                     (Zip Code)

(Registrant's telephone number, including area code):      (609) 441-4633

                                (Not Applicable)
--------------------------------------------------------------------------------
(Former name, former address, and former fiscal year, if changed since last report.)

         Indicate by check mark whether each of the Registrants (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

         Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No ____

         Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes____ No X

         Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the last practicable date.


         Registrant                              Class                    Outstanding at April 30, 2004
--------------------------------------------------------------------------------------------------------
  GB Property Funding Corp.          Common stock, $1.00 par value                100 shares
      GB Holdings, Inc.              Common stock, $.01 par value              10,000,000 shares
Greate Bay Hotel and Casino, Inc.     Common stock, no par value                  100 shares

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                   (Unaudited)

                                                            March 31,     December 31,
                                                              2004           2003
                                                          -------------  ------------

Current Assets:
     Cash and cash equivalents                            $ 28,061,000   $ 33,454,000
     Accounts receivable, net of allowances
        of $5,220,000 and $5,918,000, respectively           5,172,000      5,247,000
     Inventories                                             2,114,000      2,222,000
     Income tax deposits                                     1,364,000      1,365,000
     Prepaid expenses and other current assets               2,639,000      3,343,000
                                                          ------------   ------------
        Total current assets                                39,350,000     45,631,000
                                                          ------------   ------------

Property and Equipment:
     Land                                                   54,344,000     54,344,000
     Buildings and improvements                             88,262,000     88,249,000
     Equipment                                              65,798,000     64,722,000
     Construction in progress                                3,141,000      2,111,000
                                                          ------------   ------------
                                                           211,545,000    209,426,000
     Less - accumulated depreciation and
        amortization                                       (43,528,000)   (40,013,000)
                                                          ------------   ------------
     Property and equipment, net                           168,017,000    169,413,000
                                                          ------------   ------------

Other Assets:
     Obligatory investments, net of allowances of
       $11,702,000 and $11,340,000, respectively            10,875,000     10,705,000
     Other assets                                            1,623,000      1,814,000
                                                          ------------   ------------
        Total other assets                                  12,498,000     12,519,000
                                                          ------------   ------------
                                                          $219,865,000   $227,563,000
                                                          ============   ============

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

                       GB HOLDINGS, INC. AND SUBSIDIARIES


                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                                   (Unaudited)

                                                                 March 31,   December 31,
                                                                   2004          2003
                                                              ------------   ------------

Current Liabilities
     Accounts payable                                         $  4,300,000   $  6,815,000
     Accrued liabilities -
        Salaries and wages                                       4,027,000      3,570,000
        Interest                                                    67,000      3,092,000
        Gaming obligations                                       2,885,000      2,744,000
        Insurance                                                3,136,000      2,505,000
        Other                                                    3,156,000      3,473,000

                                                              ------------   ------------
        Total current liabilities                               17,571,000     22,199,000
                                                              ------------   ------------
Long-Term Debt, net of current maturities                      110,000,000    110,000,000
                                                              ------------   ------------
Other Noncurrent Liabilities                                     3,799,000      3,729,000
                                                              ------------   ------------
Commitments and Contingencies

Shareholders' Equity:
     Preferred stock, $.01 par value per share;
       5,000,000 shares authorized; 0 shares outstanding                 -               -
     Common Stock, $.01 par value per share;
       20,000,000 shares authorized;
       10,000,000 shares issued and outstanding                    100,000         100,000
     Additional paid-in capital                                124,900,000     124,900,000
     Accumulated deficit                                       (36,505,000)    (33,365,000)
                                                             --------------   ------------
        Total shareholders' equity                              88,495,000      91,635,000
                                                             --------------   ------------
                                                             $ 219,865,000    $227,563,000
                                                             ==============   ============

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

                       GB HOLDINGS, INC. AND SUBSIDIARIES


                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                     Three Months Ended
                                                                          March 31,
                                                              --------------------------------
                                                                   2004              2003
                                                              -------------     --------------

Revenues:
     Casino                                                   $ 44,500,000      $  43,639,000
     Rooms                                                       2,285,000          2,459,000
     Food and beverage                                           4,988,000          4,664,000
     Other                                                         930,000            883,000
                                                              ------------      -------------
                                                                52,703,000         51,645,000
     Less - promotional allowances                             (11,254,000)       (11,844,000)
                                                              -------------     -------------
         Net revenues                                           41,449,000         39,801,000
                                                              -------------     -------------
Expenses:
     Casino                                                     30,331,000         31,886,000
     Rooms                                                         608,000            434,000
     Food and beverage                                           2,090,000          2,056,000
     Other                                                         697,000            604,000
     General and administrative                                  2,873,000          2,522,000
     Depreciation and amortization,
         including provision for obligatory investments          4,073,000          3,731,000
     Loss on disposal of assets                                          -              4,000
                                                              ------------      -------------
         Total expenses                                         40,672,000         41,237,000
                                                              ------------      -------------
Income (loss) from operations                                      777,000         (1,436,000)
                                                              ------------      -------------
Non-operating income (expense):
     Interest income                                               111,000            189,000
     Interest expense                                           (3,051,000)        (2,995,000)
     Debt restructuring costs                                     (710,000)                 -
                                                              ------------      -------------

     Total non-operating expense, net                           (3,650,000)        (2,806,000)
                                                              ------------      -------------
Loss before income taxes                                        (2,873,000)        (4,242,000)
     Income tax provision                                         (267,000)          (159,000)
                                                              ------------      -------------
Net loss                                                      $ (3,140,000)     $  (4,401,000)
                                                              ============      =============
Basic/diluted loss per common share                           $      (0.31)     $       (0.44)
                                                              ============      =============
Basic/diluted weighted average common shares outstanding        10,000,000         10,000,000
                                                              ============      =============

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

                       GB HOLDINGS, INC. AND SUBSIDIARIES


                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                   Three Months Ended
                                                                        March 31,
                                                              -------------------------------
                                                                   2004              2003
                                                              -------------     -------------

OPERATING ACTIVITIES:
     Net loss                                                 $ (3,140,000)     $  (4,401,000)
     Adjustments to reconcile net loss to net cash
         used in operating activities:
         Depreciation and amortization                           4,073,000          3,731,000
         Loss on disposal of assets                                      -              4,000

         Provision for doubtful accounts                           146,000            331,000
         Increase in accounts receivable                           (71,000)           (70,000)
         Decrease in accounts payable
           and accrued liabilities                              (4,679,000)        (2,534,000)
         Decrease in other current assets                          813,000          1,282,000
         Net change in other noncurrent assets and liabilities      91,000             92,000
                                                              ------------      -------------

            Net cash used in operating activities               (2,767,000)        (1,565,000)
                                                              ------------      -------------
INVESTING ACTIVITIES:
     Purchase of property and equipment                         (2,118,000)        (1,903,000)
     Proceeds from disposition of assets                             9,000              2,000
     Purchase of obligatory investments                           (517,000)          (568,000)
                                                              ------------      -------------
         Net cash used in investing activities                  (2,626,000)        (2,469,000)
                                                              ------------      -------------
FINANCING ACTIVITIES:
     Repayments of long-term debt                                        -                  -
                                                              ------------      -------------
         Net cash used in financing activities                           -                  -
                                                              ------------      -------------
         Net decrease in cash and cash equivalents              (5,393,000)        (4,034,000)
            Cash and cash equivalents at beginning of period    33,454,000         50,645,000
                                                              ------------      -------------
            Cash and cash equivalents at end of period        $ 28,061,000      $  46,611,000
                                                              ============      =============
SUPPLEMENTAL CASH FLOW INFORMATION:
     Interest paid                                            $  6,050,000      $   6,050,000
                                                              ============      =============
     Interest capitalized                                     $     28,000      $      91,000
                                                              ============      =============
     Income taxes paid                                        $     88,000      $      31,000
                                                              ============      =============

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

                       GB HOLDINGS, INC. AND SUBSIDIARIES


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1)    Organization, Business and Basis of Presentation

       The condensed consolidated financial statements include the accounts of GB Holdings, Inc. and subsidiaries ("Holdings" or the "Company"). All significant intercompany transactions and balances have been eliminated in consolidation. In management's opinion, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the condensed consolidated financial position as of March 31, 2004 and the condensed consolidated results of operations for the three months ended March 31, 2004 and 2003 have been made. The results set forth in the condensed consolidated statement of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year.

       The condensed consolidated financial statements were prepared following the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP (accounting principles generally accepted in the United States of America) can be condensed or omitted.

       The Company is responsible for the unaudited financial statements included in this document. As these are condensed financial statements, they should be read in conjunction with the consolidated financial statements and notes included in the Company's latest Form 10-K/A.

(2)     Income Taxes

        The components of the provision for income taxes are as follows:


                                   Three Months Ending March 31,
                                  -------------------------------
                                       2004             2003
                                  --------------     ------------

Federal income tax provision:
     Current                      $           -      $         -
     Deferred                                 -                -

State income tax provision:
     Current                           (267,000)        (159,000)
     Deferred                                 -                -
                                  --------------     ------------
                                  $    (267,000)     $  (159,000)
                                  ==============     ============

         Federal and State income tax provisions are based upon the results of operations for the current period and the estimated adjustments for income tax purposes of certain nondeductible expenses.

         Due to recurring losses, the Company has not recorded Federal income tax benefits or provisions for the three months ended March 31, 2004.

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                                   (Unaudited)


        For the three months ended March 31, 2004 and 2003, there was a charge to income tax provision of $179,000 and $159,000, respectively, related to the impact of the New Jersey Business Tax Reform Act. On July 1, 2003, the State of New Jersey amended the new Jersey Casino Control Act (the "NJCCA") to impose various tax increases on Atlantic City casinos, including The Sands. Among other things, the amendments to the NJCCA include the following new tax provision: the greater of a $350,000 minimum tax or a 7.5% tax on adjusted net income of licensed casinos (the "Casino Net Income Tax) in State fiscal years 2004 through 2006 with the proceeds deposited to the Casino Revenue Fund. For the three months ended March 31, 2004, $87,500 was charged to the income tax provision related to the minimum Casino Net Income Tax, which is payable in quarterly installments of $87,500 each.

(3)     Transactions with Related Parties

        Greate Bay Hotel and Casino, Inc.'s ("GBHC") rights to the trade name "Sands" (the "Trade Name") were derived from a license agreement with an unaffiliated third party. Amounts payable by GBHC for these rights were equal to the amounts paid to the unaffiliated third party. GBHC was assigned by High River Limited Partnership ("High River") the rights under a certain agreement with the owner of the Trade Name to use the Trade Name as of September 29, 2000 through May 19, 2086 subject to termination rights for a fee after a certain minimum term. High River is an entity controlled by Carl C. Icahn. High River received no payments for its assignment of these rights. Payment is made directly to the owner of the Trade Name. Such charges amounted to $53,000 and $59,000, respectively, for the three months ended March 31, 2004 and 2003.

        The Stratosphere Casino Hotel & Tower (the "Stratosphere"), an entity controlled by Carl C. Icahn, allocates a portion of certain executive salaries, including the salary of Richard P. Brown, CEO of Holdings, as well as other charges for tax preparation and travel to GBHC. Payments for such charges incurred from the Stratosphere for the three months ended March 31, 2004 and 2003 amounted to $106,000 and $42,000, respectively.

        On February 28, 2003, GBHC entered into a two year agreement with XO New Jersey, Inc. a long-distance phone carrier controlled by Carl C. Icahn. The agreement can be extended beyond the minimum two year term on a month-to-month basis. Payments for such charges incurred for the three months ended March 31, 2004 amounted to $41,000. No payments were made during the three months ended March 31, 2003 related to this agreement.

(4)     Legal Proceedings

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

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                                   (Unaudited)

         GBHC is a party in various legal proceedings with respect to the conduct of casino and hotel operations and has receiving employed related claims. Although a possible range of losses cannot be estimated, in the opinion or management, based upon the advice of counsel, GBHC does not expect settlement or resolution of these proceedings or claims to have a material adverse impact upon their consolidated financial position or results of operations, but the outcome of litigation and the resolution of claims is subject to uncertainties and no assurances can be given. The consolidated financial statements do not include any adjustments that might result from these uncertainties.

(5)     Loss Per Share

        Statement of Financial Accounting Standards No. 128: "Earnings Per Share", requires, among other things, the disclosure of basic and diluted earnings per share for public companies. Since the capital structure of the Company is simple, in that no potentially dilutive securities were outstanding during the periods presented, basic and diluted loss per share are the same. Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding.

(6)      Subsequent Events

        On April 12, 2004, the Securities and Exchange Commission granted GB Holdings application to delist the Existing Notes from trading on the American Stock Exchange. On April 19, 2004, the American Stock Exchange delisted the Existing Notes.

         Recently, the casino industry, the CRDA and the New Jersey Sports and Exposition Authority have agreed to a plan regarding New Jersey video lottery terminals ("VLTs"). Although not final, under the plan, casinos will pay a total of $96 million over a period of four years, of which $10 million will fund, through project grants, North Jersey CRDA projects and $86 million will be paid to the New Jersey Sports and Exposition Authority who will then subsidize certain New Jersey horse tracks to increase purses and attract higher-quality races that would allow them to compete with horse tracks in neighboring states. In return, the race tracks and New Jersey have committed to postpone any attempts to install VLTs for at least four years. $52 million of the $86 million would be donated by the CRDA from the casinos' North Jersey obligations and $34 million would be paid by the casinos directly. It is currently estimated that The Sands current CRDA deposits for North Jersey projects are sufficient to fund The Sands proportionate obligations with respect to the $10 million and $52 million commitments. The Sands proportionate obligation with respect to the $34 million commitment is estimated to be approximately $1.4 million payable over a four year period. The Sands proportionate obligation with respect to the combined $10 million and $52 million commitment is estimated to be approximately $2.6 million payable over a four year period.

                       GB HOLDINGS, INC. AND SUBSIDIARIES


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


       This Quarterly Report on Form 10-Q contains forward-looking statements about the business, financial condition and prospects of Holdings, GB Property Funding and GBHC. The actual results could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties. Such risks and uncertainties are beyond management's ability to control and, in many cases, cannot be predicted by management. When used in this Quarterly Report on Form 10-Q, the words "believes", "estimates", "anticipates", "expects", "intends" and similar expressions as they relate to Holdings, GB Property Funding and GBHC or its management are intended to identify forward-looking statements (see "Private Securities Litigation Reform Act" below).

        OVERVIEW

        The Company faces a number of competitive challenges during fiscal 2004, including increased competition from the newly opened Borgata, increased competition from existing casinos that invested in capital improvements, and a corresponding increase in competition for both table game and slot machine players.

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

        Pursuant to New Jersey law, GBHC is required to maintain a casino license in order to operate The Sands. The gaming licenses required to own and operate The Sands must be renewed in 2004, which requires that the CCC determine that GBHC and Holdings are financially stable. In order to be found "financially stable" under NJCCA, GBHC and Holdings must demonstrate among other things, their ability to pay, exchange, or refinance debts that mature or otherwise become due and payable during the license term, or to otherwise manage such debts. If the CCC determines that Holdings may be unable to make the required payments pursuant to the Existing Notes or pay the principal when it becomes due in 2005, GBHC may be unable to obtain renewal of the casino license required to own and operate The Sands. Currently, the CCC is and will continue to monitor the effect of GBHC and Holdings to manage and refinance the Existing Notes. There has been no precedent of non-renewal of a casino license in this situation.

        The Sands primarily generates revenues from gaming operations in its Atlantic City facility. Although The Sands' other business segments including rooms, entertainment, retail store, food and beverage operations also generate some cash sales, these revenues are nominal in comparison to the casino operations. The non-casino operations primarily support the casino operation by providing complimentary goods and services to deserving casino customers (see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Promotional Allowances"). The Company competes in a capital intensive industry that requires continual reinvestment in its facility and technology.

                       GB HOLDINGS, INC. AND SUBSIDIARIES


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)

LIQUIDITY AND CAPITAL RESOURCES

        Summary

        During 2004, management anticipates making tax payments of approximately $1.1 million to the State of New Jersey. Management believes that cash flows generated from operations during 2004, as well as available cash reserves, will be sufficient to meet its operating plan. In the first quarter of 2004, the Board approved a capital expenditures program for 2004 under which Holdings and its subsidiaries anticipate making capital expenditures of up to $23.6 million to invest in and upgrade The Sands. Based upon expected cash flow generated from operations, management determined that it would be prudent for the Company to obtain a line of credit to provide additional cash availability, to meet the Company's working capital needs, in the event that anticipated cash flow is less than expected or expenses exceed those anticipated. At the request of the Company, Ealing Corp., a Nevada corporation and an affiliate of Mr. Icahn, agreed to provide a revolving credit facility, secured by a first lien on all of the assets of the Company, under which the Company may borrow up to an aggregate amount of $10 million for general working capital purposes. Ealing's obligation to provide the financing pursuant to the commitment letter is subject to the negotiation and execution of definitive loan and security agreements and related documents as well as certain customary conditions by July 1, 2004. However, there can be no assurance that the loan agreement with Ealing will be consummated, that if the loan agreement with Ealing is not consummated, the Company will be able to obtain financing from another lender on terms as or more favorable than the terms of the commitment letter, or whether the Company will need to borrow funds for working capital. Ealing and GB Holdings have agreed to extend the commitment until July 1, 2004.

        Operating Activities

        At March 31, 2004, the Company had cash and cash equivalents of $28.1 million. The Company used $2.8 million of net cash from operations during the three months ended March 31, 2004 compared to using $1.6 million during the same prior year period. The 2004 decrease in net cash from operations was primarily due to a reduction in accounts payable and accrued liabilities for the period.

        Investing Activities

        Capital expenditures at The Sands for the three months ended March 31, 2004 amounted to approximately $2.1 million compared to $1.9 million in 2003. In order to enhance its competitive position in the market place, The Sands may determine to incur additional substantial costs and expenses to maintain, improve and expand its facilities and operations. Management has approval from its Board of Directors for a 2004 capital expenditure plan of up to $23.6 million, which includes a renovation of one floor of standard hotel rooms to suites, new slot machines, casino and hotel renovations as well as replacement and upgrades to infrastructure and technology. However, in order to avoid disruption of its operations during the peak summer season and based upon operating results and available cash, management may defer some slot machine replacements and casino renovations to the latter half of 2004 or beyond, thereby reducing capital expenditures for 2004. Accordingly, additional financing requirements could be reduced significantly.

                       GB HOLDINGS, INC. AND SUBSIDIARIES


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)

        The Sands is required by the Casino Act to make certain quarterly deposits based on gross revenue with the Casino Reinvestment Development Authority ("CRDA") in lieu of a certain investment alternative tax. Deposits for the three months ended March 31, 2004 and 2003 amounted to $517,000 and $568,000, respectively.

        Financing Activities

        There were no financing activities during the three months ended March 31, 2004. As of March 31, 2004, the only scheduled payment of long-term debt is the Existing Notes, which mature on September 29, 2005.

        On July 14, 2003, a Form 8-K was filed with the SEC reporting that a committee of the independent directors of the Company (the "Special Committee") approved a proposed restructuring of the Existing Notes, together with various other corporate changes to be accomplished in connection with the proposed restructuring. In connection with the foregoing, on November 13, 2003, Atlantic Holdings filed with the SEC, a Registration Statement on Form S-4 (which contains a preliminary prospectus), under the Securities Act of 1933, as amended (the "Securities Act"), to transfer substantially all of the assets and liabilities of Holdings, GBHC, and GB Property, to Atlantic Holdings, in exchange for Atlantic Holdings issuance of 3% Notes due 2008 in exchange for the Existing Notes and the cancellation of such Notes) and the registration of certain securities to be issued to the stockholders of the Company; and, also on such date, Atlantic Holdings and ACE Gaming filed with the SEC, a Registration Statement on Form S-4 under the Securities Act, with respect to a consent solicitation and exchange offer with respect to the Existing Notes. Neither of such Registration Statements have been declared effective and each was amended by filing Amendments No. 1, 2 and 3 to Form S-4/A on February 13, 2004, March 22, 2004 and April 22, 2004, respectively. The Company and Atlantic Holdings also filed with the SEC a Schedule 13E-3, under the Securities and Exchange Act of 1934, with respect to such transactions, which was also amended by the filings of a Schedule 13E-3/A on November 17, 2003 and February 13, 2004.

        During 2004, Management anticipates making its next scheduled interest payment on the Existing Notes of $6.1 million on September 29, 2004; interest on such notes accrue at a rate of up to $1.0 million per month for each month, and if the anticipated exchange is consummated prior to September 29, 2004, holders that exchange will be entitled to payments for accrued interest at the time of the exchange. The Board adopted the Special Committee's belief that, based on a review of the business, financial condition, and prospects of GB Holdings and its subsidiaries, it is reasonably likely that GB Holdings would not have sufficient funds to pay the $110 million principal, plus accrued interest, on the Existing Notes at maturity in 2005 and that refinancing the Existing Notes now was in the best interest of GB Holdings and its subsidiaries. Also, the Board adopted the Special Committees' determination that it is reasonably likely that prior to maturity in 2005, GB Holdings would not be able to refinance the Existing Notes on favorable terms or at all and that such inability could result in a default on the Existing Notes and the possibility of GB Holdings being forced to seek bankruptcy protection.

        Management estimates that consent fees associated with the exchange of Existing Notes will be between $6.4 million and $11.0 million.

                       GB HOLDINGS, INC. AND SUBSIDIARIES


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)

        Pursuant to New Jersey law, GBHC is required to maintain a casino license in order to operate The Sands. The gaming licenses required to own and operate The Sands must be renewed in September 2004, and for each renewal the CCC must determine that GBHC and Holdings are financially stable. In order to be found "financially stable" under the NJCCA, GBHC and Holdings must demonstrate among other things, their ability to pay, exchange, or refinance debts that mature or otherwise become due and payable during the license term, or to otherwise manage such debts. If the CCC determines that Holdings may be unable to make the required payments pursuant to the Existing Notes or pay the principal when it becomes due in 2005, GBHC may be unable to obtain renewal of the casino license required to own and operate The Sands. GBHC's inability to obtain renewal of is casino license will have a material adverse effect on Holdings.

        Critical Accounting Policies and Estimates

        The Company's discussion and analysis of its results of operations and financial condition are based upon its condensed consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP"). The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. Estimates and assumptions are evaluated on an ongoing basis and are based on historical and other factors believed to be reasonable under the circumstances. The results of these estimates may form the basis of the carrying value of certain assets and liabilities and may not be readily apparent from other sources. Actual results, under conditions and circumstances different from those assumed, may differ from estimates. The impact and any associated risks related to estimates, assumptions, and accounting policies are discussed within Management's Discussion and Analysis of Results of Operations and Financial Condition, as well as in the Notes to the Condensed Consolidated Financial Statements, if applicable, where such estimates, assumptions, and accounting policies affect the Company's reported and expected financial results.

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

        The following table sets forth certain unaudited financial and operating data relating to The Sands' and all other Atlantic City casinos' capacities, volumes of play, hold percentages and revenues:


                                                                                   Three Months Ended
                                                                                          March 31,
                                                                              ------------------------------
                                                                                    2004            2003
                                                                              ---------------   ------------
                                                                                   (Dollars in Thousands)

Units: (at end of period)
     Table Games           - Sands                                                       61              40
                           - Atlantic City (ex. Sands)                                1,128           1,039
     Slot Machines         - Sands                                                    2,201           2,295
                           - Atlantic City (ex. Sands)                               39,720          36,131

Gross Wagering (1)
     Table Games           - Sands                                            $      59,897    $     45,171
                           - Atlantic City (ex. Sands)                            1,782,104       1,519,996
     Slot Machines         - Sands                                                  431,548         479,250
                           - Atlantic City (ex. Sands)                            9,813,809       8,715,722

Hold Percentages (2)
     Table Games           - Sands                                                   15.41%          13.99%
                           - Atlantic City (ex. Sands)                               16.34%          16.65%
     Slot Machines         - Sands                       (accrual basis)              8.09%           7.75%
                           - Sands                       (cash basis)                 8.34%           7.96%
                           - Atlantic City (ex. Sands)   (accrual basis)                N/A             N/A
                           - Atlantic City (ex. Sands)   (cash basis)                 8.09%           8.02%

Revenues (2)
     Table Games           - Sands                                            $       9,233    $      6,319
                           - Atlantic City (ex. Sands)                              291,216         253,145
     Slot Machines         - Sands                       (accrual basis)             34,926          37,162
                           - Sands                       (cash basis)                36,010          38,132
                           - Atlantic City (ex. Sands)   (accrual basis)                N/A             N/A
                           - Atlantic City (ex. Sands)   (cash basis)               793,840         699,039
     Other                 - Sands                                                      341             158
                           - Atlantic City (ex. Sands)                               13,721           9,831

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

        Table game drop increased by $14.7 million (32.6%) during the three months ended March 31, 2004 compared with the same prior year period. By comparison, according to Commission reports, table game drop at all other Atlantic City casinos during the same period increased 17.2%. The Company's increase in table game drop is a direct result of an increase in the number of table games from 40 during the 2003 period to 61 during the 2004 period. The increase in the number of table games was the result of a change in business strategy, to balance the gaming experience between table games and slot machines. Table game hold percentage increased 1.4 percentage points to 15.4% for the three months ended March 31, 2004 compared to the same period last year. The 2004 table game hold percentage is slightly higher than expected. However, the increase over the prior year is primarily attributable to one high end patron winning approximately $1 million in March 2003. Aggregate gaming space at all other Atlantic City casinos increased by approximately 135,000 square feet (10.7%) at March 31, 2004 compared to March 31, 2003 primarily due to the Borgata opening in July 2003. The amount of gaming space at The Sands remained the same at approximately 78,000 square feet.

        Slot machine handle decreased $47.7 million (10.0%) during the three months ended March 31, 2004, compared with the same period of 2003. By comparison, the percentage increase in slot machine handle for all other Atlantic City casinos in the first three months of 2004 vs. the same period in 2003 was 12.6%. The Company's 2004 decrease in handle is primarily attributed to the effect of a new competitor that entered the Atlantic City marketplace in July 2003. This decrease in slot machine handle is offset slightly by an increase in hold percentage to 8.1% from 7.8% in the 2004 period compared to the 2003 period. The number of slot machines decreased 4.1% at The Sands to 2,201 at March 31, 2004 compared to March 31, 2003. On an industry-wide basis, excluding The Sands, the number of slot machines increased 9.9% in the first quarter of 2004 compared to the first quarter of 2003.

                       GB HOLDINGS, INC. AND SUBSIDIARIES


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)


         The following table sets forth the changes in operating revenues and expenses (unaudited) for the three month period ended March 31, 2004 and 2003:


                                                      Three Months Ended March 31,
                                             -----------------------------------------------
                                                                         Increase (Decrease)
                                                2004         2003          $           %
                                            -----------  ----------   ----------   ----------
                                                          (Dollars In Thousands)

Revenues:
Casino                                    $    44,500    $   43,639   $     861        1.97
Rooms                                           2,285         2,459        (174)      (7.08)
Food and Beverage                               4,988         4,664         324        6.95
Other                                             930           883          47        5.32

Promotional Allowances                         11,254        11,844        (590)      (4.98)

Expenses:
Casino                                         30,331        31,886      (1,555)      (4.88)
Rooms                                             608           434         174       40.09
Food and Beverage                               2,090         2,056          34        1.65
Other                                             697           604          93       15.40
General and Administrative                      2,873         2,522         351       13.92
Depreciation and Amortization                   4,073         3,731         342        9.17
Loss on disposal of assets                          -             4          (4)    (100.00)

Income/(loss) from Operations                     777        (1,436)      2,213      154.00

Non-operating expense, net                      3,650         2,806         844       30.08
Income Tax Provision                              267           159         108       67.92

        Revenues

        Overall casino revenues increased $861,000 for the three months ended March 31, 2004 compared to the same prior year period. The increase in casino revenue is a result of increased table game win of $3,100,000 offset by reduced slot win of $2,239,000.

        Room's revenue decreased $174,000 for the three months ended March 31, 2004 compared to the same prior year period as a result of decreased occupancy. The decrease in occupancy was primarily attributable to a reduction in promotional room nights.

        Food and beverage revenues increased $324,000 for the three months ended March 31, 2004 compared to the same prior year period. This increase is a direct result of a new casino bar ("Swingers") ($309,000), which opened in July 2003.

                       GB HOLDINGS, INC. AND SUBSIDIARIES


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)

        Promotional Allowances

        Promotional allowances are comprised of (i) the estimated retail value of goods and services provided free of charge to casino customers under various marketing programs, (ii) the cash value of redeemable points earned under a customer loyalty program based on the amount of slot play and (iii) coin and cash coupons and discounts. As a percentage of casino revenues, promotional allowances decreased to 25.3% during the three months ended March 31, 2004 from 27.1% during the same period of 2003. The decrease in this ratio is directly attributable to the Company's strategy to continue to monitor the reinvestment in the casino customer based upon the competitiveness within the Atlantic City market.

        Departmental Expenses

        Casino expenses at The Sands decreased by $1.6 million for the three months ended March 1, 2004 compared to the same prior year period. The decrease in casino expenses is primarily due to the reduction of allocable expenses ($865,000) from other departments due to the reduction in complimentaries and other cost reductions. Inspection and licensing fees decreased $292,000 for the three months ended March 31, 2004 compared to the same prior year period. The decrease is due to a credit received from surplus NJCCC funds, caused by initial licensing and registration fees related to a newly opened Atlantic City Casino. Gaming revenue tax increased $119,000 as a result of increased casino revenues.

        Rooms expenses increased $174,000 for the three months ended March 31, 2004 compared to the same prior year period. The increases were due to a larger share of costs allocated to casino expenses ($292,000) as a result of decreased room complimentaries generated by casino promotions. Total complimentary room nights decreased by 5,906 or 15.3% over the same prior year period. Rooms payroll and benefits decreased $91,000 year to year due to a decrease in the number of rooms sold.

        Food and beverage expenses increased $34,000 for the three months ended March 31, 2004 compared to the same prior year period. The increases were due to increases in food and beverage cost of sales ($136,000) as a result of increased revenue.

        Other expenses increased $93,000 for the three months ended March 31, 2004, compared to the same prior year period as a result of an increase to entertainment expenses ($158,000) and a decrease in the allocation of entertainment complimentaries by casino operations ($106,000).

        General and Administrative Expenses

        General and administrative expenses increased $351,000 for the three months ended March 31, 2004, compared to the same period last year. The increases were due to lower allocable costs from general and administrative expenses to operating departments ($563,000). These were offset by decreases in payroll and benefits ($251,000) and property taxes ($95,000).

                       GB HOLDINGS, INC. AND SUBSIDIARIES


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)

         Depreciation and Amortization, Including Provision for Obligatory Investments

        Depreciation and amortization expense increased $342,000 for the three month period ended March 31, 2004, compared to the same prior year period due to an increase in depreciation expense ($259,000) as a result of the continued investment in infrastructure and equipment during the current and preceding year. Also increased amortization of CRDA losses ($82,000) as a result of increased casino revenues contributed to the overall increase.

        Interest Income and Expense

        Interest income decreased by $77,000 during the three month period ended March 31, 2004, compared to the same prior year period. The decrease was due to smaller earnings on decreased cash reserves.

        Interest expense increased $56,000 during the three month period ended March 31, 2004, compared to the same period in 2003. The increase is due to a lower accrual of capitalized interest in 2004 ($28,000) compared to 2003 ($91,000). It is the Company's policy to capitalize interest on construction projects in excess of $250,000.

        Income Tax Provision

        Federal and State income tax benefits or provisions are based upon the results of operations for the current period and the estimated adjustments for income tax purposes of certain nondeductible expenses.

        Due to recurring losses, the Company has not recorded Federal income tax benefit or provision for the three months ended March 31, 2004.

        The State income tax provision increased $108,000 (67.9%) during the three months ended March 31, 2004 compared to the same prior year period. The increase is primarily due to the newly enacted Casino Net Income tax ($88,000) which did not effect the 2003 period. Increased revenues resulted in a $20,000 increase in the Alternative Minimum Assessment for 2004 compared to 2003.

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

         The casino industry represents a significant source of tax revenues to the various jurisdictions in which casinos operate. Gaming companies are currently subject to significant state and local taxes and fees in addition to normal federal and state corporate income taxes. For example, casinos in Atlantic City pay for licenses as well as special taxes to the city and state. New Jersey taxes annual gaming revenues at the rate of 8.0%. New Jersey also levies an annual investment alternative tax of 2.5% on annual gaming revenues in addition to normal federal and state income taxes. This 2.5% obligation, however, can be satisfied by purchasing certain bonds or making certain investments in the amount of 1.25% of annual gaming revenues. On July 3, 2002, the State of New Jersey passed the New Jersey Business Tax Reform Act, which, among other things, suspended the use of the New Jersey net operating loss carryforwards for two years and introduced a new alternative minimum assessment under the New Jersey corporate business tax based on gross receipts or gross profits. For the three months ended March 31, 2004 and 2003, there was a charge to income tax provision of $179,000 and $159,000, respectively, related to the impact of the New Jersey Business Tax Reform Act.

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

        The Company cannot assure you that it will be able to continue to rely on the temporary relief granted by the SEC. If the SEC no longer accepts financial statements audited by Arthur Andersen, requires audits of other financial statements or financial information or requires changes to financial statements previously audited by Arthur Andersen, this may affect the Company's ability to access the public capital markets in the future, unless the Company's current independent auditors or another independent accounting firm is able to audit the consolidated financial statements originally audited by Arthur Andersen in a timely manner. Any delay or inability to access the capital markets may have an adverse impact on the business of the Company.

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

       The Sands is exposed to certain risks related to the creditworthiness of its patrons. Historically The Sands has extended credit on a discretionary basis to certain qualified patrons. For the three months ended March 31, 2004, gaming credit extended to Sands' table game patrons accounted for approximately 25.6% of overall table game wagering, and table game wagering accounted for approximately 12.2% of overall casino wagering during the period. At March 31, 2004, gaming receivables amounted to $8.5 million before an allowance for uncollectible gaming receivables of $4.9 million. There can be no assurance that defaults in the repayment of credit by patrons of The Sands would not have a material adverse effect on the results of operations of The Sands and, consequently the Company.

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

       On July 3, 2003, The Borgata, a joint venture of Boyd Gaming Corporation and MGM Mirage, opened in the marina district of Atlantic City. The Borgata features a 40-story tower with 2,010 rooms and suites, as well as a 135,000 square-foot casino, restaurants, retail shops, a spa and pool, and entertainment venues. This project represents a significant increase to capacity in the market. In addition, other of the Company's competitors in Atlantic City have recently completed expansions of their hotels or have announced expansion projects. For example, Tropicana Atlantic City is constructing a 502-room hotel tower, a 25-room conference center, a 2,400 space parking garage, an expanded casino floor and a 200,000 square foot themed shopping, dining and entertainment complex called The Quarter. Tropicana intends to complete the project in the third quarter of 2004. Resorts is currently constructing a hotel room addition of approximately 400 rooms and is scheduled to open in the third quarter of 2004. The business of the Company may be adversely impacted (i) by the additional gaming and room capacity generated by this increased competition in Atlantic City and/or (ii) by other projects not yet announced in New Jersey or in other markets (e.g., Pennsylvania, Maryland, New York and Connecticut).

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

Pending and enacted gaming legislation from neighboring States and New Jersey may harm The Sands.

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

         Recently, the casino industry, the CRDA and the New Jersey Sports and Exposition Authority have agreed to a plan regarding New Jersey video lottery terminals ("VLTs"). Although not final, under the plan, casinos will pay a total of $96 million over a period of four years, of which $10 million will fund, through project grants, North Jersey CRDA projects and $86 million will be paid to the New Jersey Sports and Exposition Authority who will then subsidize certain New Jersey horse tracks to increase purses and attract higher-quality races that would allow them to compete with horse tracks in neighboring states. In return, the race tracks and New Jersey have committed to postpone any attempts to install VLTs for at least four years. $52 million of the $86 million would be donated by the CRDA from the casinos' North Jersey obligations and $34 million would be paid by the casinos directly. It is currently estimated that The Sands current CRDA deposits for North Jersey projects are sufficient to fund The Sands proportionate obligations with respect to the $10 million and $52 million commitments. The Sands proportionate obligation with respect to the $34 million commitment is estimated to be approximately $1.4 million payable over a four year period. The Sands proportionate obligation with respect to the combined $10 million and $52 million commitment is estimated to be approximately $2.6 million payable over a four year period.

         The Sands also competes with legalized gaming from casinos located on Native American tribal lands. In October 2001, the New York State Legislature enacted a bill, which the governor signed, authorizing a total of six Indian casinos in the State of New York - three in Western New York and three in the Catskill Region - and approved the use of video lottery terminals at racetracks and authorized the participation of New York State in a multi-state lottery. On January 29, 2002, a lawsuit was commenced contesting the above legislation package on the grounds that certain of its provisions were adopted in violation of the State's constitution. The likely outcome of this lawsuit cannot be ascertained at this time. The implementation of VLTs and the outcome of this lawsuit could adversely affect visitation of The Sands from New York.

                       GB HOLDINGS, INC. AND SUBSIDIARIES


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)

         Pennsylvania and Maryland are among the other states currently contemplating some form of gaming legislation. Legislative proposals introduced in Pennsylvania would potentially allow for a wide range of gaming activities, including riverboat gaming, slot machines at racetracks, video lottery terminals at liquor stores and the formation of a gaming commission. Maryland's proposed legislation would authorize video lottery terminals at some of Maryland's racing facilities. The results of the gubernatorial elections in Pennsylvania and Maryland in 2002 have also increased the likelihood of gaming legislation in such states. Neither Pennsylvania nor Maryland enacted any legalized gaming legislation in their respective legislative sessions during the three months ended March 31, 2004. Since The Sands' market is primarily a drive-to-market, legalized gambling in Pennsylvania or one or more states neighboring or within close proximity to New Jersey could have a material adverse effect on the Atlantic City gaming industry overall, including The Sands.

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

        At March 31, 2004, the fair value of the Company's fixed rate debt was $88.1 million compared with its carrying amount of $110 million.

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

        No change occurred in the Company's internal controls concerning financial reporting during the fiscal quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II:  OTHER INFORMATION

Item 6.(a) Exhibits

31.1 Chief Executive Officer's Certification, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Chief Financial Officer's Certification, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Chief Executive Officer's Certification, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 2002.

32.2 Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 2002.

Item 6.(b) Reports on Form 8-K

        During the quarter ended March 31, 2004, the Registrants filed one Current Report on Form 8-K: (Items 5 and 7) on January 13, 2004.


SIGNATURES

        Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Atlantic City, State of New Jersey on May 7, 2004.

                                                    GB HOLDINGS, INC.
                                                GB PROPERTY FUNDING CORP.
                                           GREATE BAY HOTEL AND CASINO, INC.
Registrants

Date: May  7, 2004                         /s/     Douglas S. Niethold
     -------------                         ------------------------------------
                                                   Douglas S. Niethold
                                           Interim Vice President, Finance and
                                                 Chief Financial Officer