Form 10-Q
period 2004-06-30
GREATE BAY HOTEL & CASINO INC; GB PROPERTY FUNDING CORP; GB HOLDINGS INC
filed 2004-08-16
CIK 906595, 912906, 912926

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                    FORM 10-Q

(Mark One)
[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   JUNE 30, 2004

                                       OR

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

Commission file number                      33-69716
                      ----------------------------------------------------------

                               GB HOLDINGS, INC.
--------------------------------------------------------------------------------
           (Exact name of each Registrant as specified in its charter)

              DELAWARE                                    75-2502293
------------------------------------------     ---------------------------------
    (States or other jurisdictions of                  (I.R.S. Employer
     incorporation or organization)                  Identification Nos.)

               C/O SANDS HOTEL & CASINO
         INDIANA AVENUE & BRIGHTON PARK
              ATLANTIC CITY, NEW JERSEY                           08401
----------------------------------------------------------  --------------------
       (Address of principal executive offices)                 (Zip Code)

(Registrants" telephone number, including area code):      (609) 441-4633
                                                      --------------------------


                                (NOT APPLICABLE)
--------------------------------------------------------------------------------
              (Former name, former address, and former fiscal year,
                         if changed since last report.)

      Indicate by check mark whether each of the Registrants (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. YES  X   NO __________
                                                   ---

       Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. YES  X   NO_______
                          ---

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

        REGISTRANT                             CLASS                       OUTSTANDING AT AUGUST 12, 2004
-------------------------------  ----------------------------------  --------------------------------------
     GB Holdings, Inc.              Common stock, $.01 par value                 10,000,000 shares

                       GB HOLDINGS, INC. AND SUBSIDIARIES


                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                   (UNAUDITED)

                                                                            JUNE 30,                 DECEMBER 31,
                                                                             2004                       2003
                                                                   -------------------------  -------------------------

Current Assets:
     Cash and cash equivalents                                             $     30,266,000         $      33,454,000
     Accounts receivable, net of allowances
        of $4,565,000 and $5,918,000, respectively                                5,355,000                 5,247,000
     Inventories                                                                  2,169,000                 2,222,000
     Income tax deposits                                                             87,000                 1,365,000
     Prepaid expenses and other current assets                                    3,548,000                 3,343,000
                                                                           ----------------         -----------------
        Total current assets                                                     41,425,000                45,631,000
                                                                           ----------------         -----------------

Property and Equipment:
     Land                                                                        54,344,000                54,344,000
     Buildings and improvements                                                  88,512,000                88,249,000
     Equipment                                                                   71,323,000                64,722,000
     Construction in progress                                                     1,437,000                 2,111,000
                                                                           ----------------         -----------------
                                                                                215,616,000               209,426,000
     Less - accumulated depreciation and
        amortization                                                            (47,136,000)              (40,013,000)
                                                                           ----------------         -----------------
     Property and equipment, net                                                168,480,000               169,413,000
                                                                           ----------------         -----------------

Other Assets:
     Obligatory investments, net of allowances of
       $11,800,000 and $11,340,000, respectively                                 11,082,000                10,705,000
     Other assets                                                                 1,433,000                 1,814,000
                                                                           ----------------         -----------------
        Total other assets                                                       12,515,000                12,519,000
                                                                           ----------------         -----------------
                                                                           $    222,420,000         $     227,563,000
                                                                           ================         =================

           The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

                       GB HOLDINGS, INC. AND SUBSIDIARIES


                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                           JUNE 30,                 DECEMBER 31,
                                                                             2004                       2003
                                                                   -------------------------  -------------------------

Current Liabilities

     Accounts payable                                                    $      6,902,000         $       6,815,000
     Accrued liabilities -
        Salaries and wages                                                      3,959,000                 3,570,000
        Interest                                                                3,092,000                 3,092,000
        Gaming obligations                                                      3,105,000                 2,744,000
        Self-insurance                                                          2,477,000                 2,505,000
        Other                                                                   3,001,000                 3,473,000
                                                                         -----------------        ------------------
        Total current liabilities                                              22,536,000                22,199,000
                                                                         -----------------        ------------------
Long-Term Debt, net of current maturities                                     110,000,000               110,000,000
                                                                         -----------------        ------------------
Other Noncurrent Liabilities                                                    3,882,000                 3,729,000
                                                                         -----------------        ------------------

Commitments and Contingencies

Shareholders' Equity:
     Preferred stock, $.01 par value per share;
      5,000,000 shares authorized; 0 shares outstanding                                 -                         -
     Common Stock, $.01 par value per share;
       20,000,000 shares authorized;
       10,000,000 shares issued and outstanding                                   100,000                   100,000
     Additional paid-in capital                                               124,900,000               124,900,000
     Accumulated deficit                                                      (38,998,000)              (33,365,000)
                                                                         -----------------        ------------------
        Total shareholders' equity                                             86,002,000                91,635,000
                                                                         -----------------        ------------------
                                                                         $    222,420,000         $     227,563,000
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

                       GB HOLDINGS, INC. AND SUBSIDIARIES


                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                              THREE MONTHS ENDED
                                                                                  JUNE 30,
                                                           ------------------------------------------------------

                                                                     2004                         2003
                                                           -------------------------    -------------------------

Revenues:
    Casino                                                  $             50,061,000     $             49,647,000
    Rooms                                                                  2,776,000                    2,956,000
    Food and beverage                                                      5,797,000                    5,511,000
    Other                                                                  1,023,000                    1,080,000
                                                            -------------------------    -------------------------
                                                                          59,657,000                   59,194,000
    Less - promotional allowances                                        (14,320,000)                 (13,164,000)
                                                            -------------------------    -------------------------
       Net revenues                                                       45,337,000                   46,030,000
                                                            -------------------------    -------------------------
Expenses:
    Casino                                                                32,967,000                   33,072,000
    Rooms                                                                    724,000                      596,000
    Food and beverage                                                      2,204,000                    2,425,000
    Other                                                                    678,000                      784,000
    General and administrative                                             3,005,000                    2,739,000
    Depreciation and amortization,
       including provision for obligatory investments                      4,017,000                    3,947,000
    Gain on disposal of assets                                               (31,000)                      (1,000)
                                                            -------------------------    -------------------------
       Total expenses                                                     43,564,000                   43,562,000
                                                            -------------------------    -------------------------
Income from operations                                                     1,773,000                    2,468,000
                                                            -------------------------    -------------------------
Non-operating income (expense):
    Interest income                                                          117,000                      172,000
    Interest expense                                                      (3,006,000)                  (2,963,000)
    Debt restructuring costs                                              (1,129,000)                           -
                                                            -------------------------    -------------------------

    Total non-operating expense, net                                      (4,018,000)                  (2,791,000)
                                                            -------------------------    -------------------------
Loss before income taxes                                                  (2,245,000)                    (323,000)
    Income tax provision                                                    (248,000)                    (184,000)
                                                            -------------------------    -------------------------
Net loss                                                    $             (2,493,000)    $               (507,000)
                                                            =========================    =========================
Basic/diluted loss per common share                         $                  (0.25)    $                  (0.05)
                                                            =========================    =========================
Basic/diluted weighted average common shares outstanding                  10,000,000                   10,000,000
                                                            =========================    =========================

                       The accompanying notes to condensed
             consolidated financial statements are an integral part of these condensed consolidated financial statements.

                       GB HOLDINGS, INC. AND SUBSIDIARIES


                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                 SIX MONTHS ENDED
                                                                                     JUNE 30,
                                                             ------------------------------------------------------

                                                                        2004                         2003
                                                             -------------------------    -------------------------

 Revenues:
     Casino                                                  $             94,561,000     $             93,286,000
     Rooms                                                                  5,061,000                    5,415,000
     Food and beverage                                                     10,785,000                   10,175,000
     Other                                                                  1,953,000                    1,963,000
                                                             -------------------------    -------------------------
                                                                          112,360,000                  110,839,000
     Less - promotional allowances                                        (25,574,000)                 (25,008,000)
                                                             -------------------------    -------------------------
        Net revenues                                                       86,786,000                   85,831,000
                                                             -------------------------    -------------------------
 Expenses:
     Casino                                                                63,298,000                   64,958,000
     Rooms                                                                  1,332,000                    1,030,000
     Food and beverage                                                      4,294,000                    4,481,000
     Other                                                                  1,375,000                    1,388,000
     General and administrative                                             5,878,000                    5,261,000
     Depreciation and amortization, including provision
        for obligatory investments                                          8,090,000                    7,678,000

     Loss (gain) on disposal of assets                                        (31,000)                       3,000
                                                             -------------------------    -------------------------
        Total expenses                                                     84,236,000                   84,799,000
                                                             -------------------------    -------------------------
 Income from operations                                                     2,550,000                    1,032,000
                                                             -------------------------    -------------------------
 Non-operating income (expense):
     Interest income                                                          228,000                      361,000
     Interest expense                                                      (6,057,000)                  (5,958,000)
     Debt restructuring costs                                              (1,839,000)                           -
                                                             -------------------------    -------------------------
     Total non-operating expense, net                                      (7,668,000)                  (5,597,000)
                                                             -------------------------    -------------------------
 Loss before income taxes                                                  (5,118,000)                  (4,565,000)
     Income tax provision                                                    (515,000)                    (343,000)
                                                             -------------------------    -------------------------
 Net loss                                                    $             (5,633,000)    $             (4,908,000)
                                                             =========================    =========================
 Basic/diluted loss per common share                         $                  (0.56)    $                  (0.49)
                                                             =========================    =========================
 Weighted average common shares outstanding                                10,000,000                   10,000,000
                                                             =========================    =========================

                       The accompanying notes to condensed
                consolidated financial statements are an integral part of these consolidated financial statements.

                       GB HOLDINGS, INC. AND SUBSIDIARIES


                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                SIX MONTHS ENDED
                                                                                    JUNE 30,
                                                            ------------------------------------------------------

                                                                       2004                         2003
                                                            -------------------------    -------------------------
OPERATING ACTIVITIES:
   Net loss                                                 $             (5,633,000)    $             (4,908,000)
   Adjustments to reconcile net loss to net cash
       provided by operating activities:
       Depreciation and amortization, including provision
          for obligatory investments                                       8,090,000                    7,678,000
       Loss (gain) on disposal of assets                                     (31,000)                       3,000
       Provision for doubtful accounts                                       347,000                      688,000
       Decrease (increase) in income tax deposits                          1,278,000                       (4,000)
       Decrease in accounts receivable                                      (455,000)                    (349,000)
       Increase in accounts payable
         and accrued liabilities                                             221,000                       63,000
       (Increase) decrease in other current assets                          (152,000)                     182,000
       Net change in other noncurrent assets and liabilities                 169,000                      176,000
                                                            -------------------------    -------------------------
          Net cash provided by operating activities                        3,834,000                    3,529,000
                                                            -------------------------    -------------------------
INVESTING ACTIVITIES:
   Purchase of property and equipment                                     (6,190,000)                  (6,576,000)
   Proceeds from disposition of assets                                        40,000                        2,000
   Purchase of obligatory investments                                       (872,000)                  (1,098,000)
                                                            -------------------------    -------------------------
       Net cash used in investing activities                              (7,022,000)                  (7,672,000)
                                                            -------------------------    -------------------------
FINANCING ACTIVITIES:
   Repayments of long-term debt                                                    -                            -
                                                            -------------------------    -------------------------
       Net cash used in financing activities                                       -                            -
                                                            -------------------------    -------------------------
       Net decrease in cash and cash equivalents                          (3,188,000)                  (4,143,000)
          Cash and cash equivalents at beginning of period                33,454,000                   50,645,000
                                                            -------------------------    -------------------------
          Cash and cash equivalents at end of period        $             30,266,000     $             46,502,000
                                                            =========================    =========================
SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid                                            $              6,050,000     $              6,050,000
                                                            =========================    =========================
   Interest capitalized                                     $                101,000     $                211,000
                                                            =========================    =========================
   Income taxes paid                                        $                603,000     $                376,000
                                                            =========================    =========================

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

                       GB HOLDINGS, INC. AND SUBSIDIARIES


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)    ORGANIZATION, BUSINESS AND BASIS OF PRESENTATION

       The condensed consolidated financial statements include the accounts of GB Holdings, Inc. and subsidiaries ("Holdings" or the "Company"). All significant intercompany transactions and balances have been eliminated in consolidation. In management's opinion, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the condensed consolidated financial position as of June 30, 2004 and the condensed consolidated results of operations for the three and six months ended June 30, 2004 and 2003 have been made. The results set forth in the condensed consolidated statement of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year.

       The condensed consolidated financial statements were prepared following the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by accounting principles generally accepted in the United States of America can be condensed or omitted.

       The Company is responsible for the unaudited condensed consolidated financial statements included in this document. As these are condensed consolidated financial statements, they should be read in conjunction with the consolidated financial statements and notes included in the Company's latest Form 10-K.

(2)     INCOME TAXES


        Federal and State income tax benefits or provisions are based upon the results of operations for the current period and the estimated adjustments for income tax purposes of certain nondeductible expenses.

        Due to recurring losses, the Company has not recorded a Federal or State income tax benefit for the three and six months ended June 30, 2004. Management is unable to determine that realization of the Company's deferred tax assets are more likely than not, and, thus has provided a valuation allowance for the entire amount The State income tax provision of $248,000 and $515,000 for the three and six months ended June 30, 2004, respectively, is comprised of applying the statutory alternative minimum assessment rate of 0.4% to gross receipts, as defined in the Business Tax Reform Act ($160,000 and $340,000, respectively) plus two quarterly installment payments of the Casino Income Tax ($88,000 and $175,000, respectively).

(3)     TRANSACTIONS WITH RELATED PARTIES

        The Company's rights to the trade name "Sands" (the "Trade Name") were derived from a license agreement with an unaffiliated third party. Amounts payable by the Company for these rights were equal to the amounts paid to the unaffiliated third party. The rights were assigned to the Company by High River Limited Partnership ("High River"), which obtained the rights under a certain agreement with the owner of the Trade Name to use the Trade Name as of September 29, 2000 through May 19, 2086 subject to termination rights for a fee after a certain minimum term. High River is an entity controlled by Carl C. Icahn (the Company's chairman and majority shareholder). High River received no payments for its assignment of these rights.

                       GB HOLDINGS, INC. AND SUBSIDIARIES


        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

Payment is made directly to the owner of the Trade Name. Such charges amounted to $119,000 and $130,000, respectively, for the six months ended June 30, 2004 and 2003 and $66,000 and $71,000, respectively, for the three months ended June 30, 2004 and 2003.

        The Stratosphere Casino Hotel & Tower (the "Stratosphere"), an entity controlled by Carl C. Icahn, allocates a portion of certain executive salaries, including Richard P. Brown (the Company's chief executive officer), as well as charges for tax preparation to the Company. Charges incurred from the Stratosphere for the six months ended June 30, 2004 and 2003 were $215,000 and $108,000, respectively, and $109,000 and $42,000, respectively, for the three months ended June 30, 2004 and 2003.

        On February 28, 2003, the Company entered into a two year agreement with XO New Jersey, Inc. a long-distance phone carrier controlled by Carl C. Icahn. The agreement can be extended beyond the minimum two year term on a month-to-month basis. Charges incurred for the six months ended June 30, 2004 were $81,000 and $26,000, respectively. Such charges amounted to $40,000 and $26,000, respectively, for the three months ended June 30, 2004 and 2003.

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

        The Company is a party in various legal proceedings with respect to the conduct of casino and hotel operations and has been receiving employee related claims. Although a possible range of losses cannot be estimated, in the opinion of management, based upon the advice of counsel, the Company does not expect settlement or resolution of these proceedings or claims to have a material adverse impact upon their consolidated financial position or results of operations, but the outcome of litigation and the resolution of claims is subject to uncertainties and no assurances can be given. The consolidated financial statements do not include any adjustments that might result from these uncertainties.

(5)     LOSS PER SHARE

        Statement of Financial Accounting Standards No. 128: "Earnings Per Share", requires, among other things, the disclosure of basic and diluted earnings per share for public companies. Since the capital structure of the Company is simple, in that no potentially dilutive securities were outstanding during the periods presented, basic and diluted loss per share are the same. Basic and diluted loss per share is computed by dividing net loss by the weighted average number of common shares outstanding.

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                                   (UNAUDITED)

(6)      COMMITMENTS AND CONTINGENCIES

         Recently, the casino industry, the CRDA and the New Jersey Sports and Exposition Authority have agreed to a plan regarding New Jersey video lottery terminals ("VLTs"). Under the plan, casinos will pay a total of $96 million over a period of four years, of which $10 million will fund, through project grants, North Jersey CRDA projects and $86 million will be paid to the New Jersey Sports and Exposition Authority which will then subsidize certain New Jersey horse tracks to increase purses and attract higher-quality races that would allow them to compete with horse tracks in neighboring states. In return, the race tracks and New Jersey have committed to postpone any attempts to install VLTs for at least four years. $52 million of the $86 million would be donated by the CRDA from the casinos' North Jersey obligations and $34 million would be paid by the casinos directly. It is currently estimated that The Sands current CRDA deposits for North Jersey projects are sufficient to fund The Sands proportionate obligations with respect to the $10 million and $52 million commitments. The Sands proportionate obligation with respect to the $34 million commitment is estimated to be approximately $1.4 million payable over a four year period. The Sands proportionate obligation with respect to the combined $10 million and $52 million commitment is estimated to be approximately $2.6 million payable over a four year period.

(7)     SUBSEQUENT EVENT

       On July 22, 2004, Atlantic Coast Entertainment Holdings, Inc. ("Atlantic Holdings"), a subsidiary of the Company, consummated the Consent Solicitation and Offer to Exchange which it commenced and in which Atlantic Holdings offered to exchange its 3% Notes due 2008 for 11% Notes due 2005, issued by the Company. Pursuant to the Consent Solicitation and Offer to Exchange, an aggregate principal amount of $66,258,970 of 11% Notes, representing 60.2% of the outstanding 11% Notes, were tendered to Atlantic Holdings, on a dollar for dollar basis, in exchange for an aggregate principal amount of $66,258,970 of 3% Notes. At the election of the holders of a majority in principal amount of the outstanding 3% Notes, each $1,000 principal amount of 3% Notes is payable in or convertible into 65.909 shares of common stock, par value $.01 per share ("Atlantic Holdings Common Stock") of Atlantic Holdings, subject to adjustments for stock dividends, stock splits, recapitalizations and the like. Holders of the 11% Notes that tendered in the Consent Solicitation and Offer to Exchange also received their pro rata share of the aggregate consent fees ($6.6 million) at the rate of $100 per $1000 principal amount of the 11% Notes tendered, plus accrued interest ($2.3 million) on the 11% Notes tendered, which amounts were paid at the consummation of the transaction. As indicated in the Consent Solicitation and Offer to Exchange, an aggregate of 10,000,000 warrants were distributed on a pro rata basis to the shareholders of Holdings upon the consummation of the transaction. Such Warrants allow the holders to purchase, at an excercise price of $.01 per share, an aggregate of 2,750,000 shares of Atlantic Holdings' Common Stock and are only exercisable following the earlier of (a) either the 3% Notes being paid in cash or upon conversion, in whole or in part, into Atlantic Holdings Common Stock, (b) payment in full of the outstanding principal of the 11% Notes which have not been exchanged, and (c) a determination by a majority of the board of directors of Atlantic Holdings (including at least one independent director of Atlantic Holdings) that the Warrants may be exercised. An additional $1.3 million in legal and state transfer fees were expended at the consummation of the transaction. Also on July 22, in connection with the consummation of the Consent Solicitation and Offer to Exchange, in a series of transactions, GB Property Funding Corp. ("Property"), a Delaware corporation, and Greate Bay Hotel and Casino, Inc. ("Operating"), a New Jersey corporation, both wholly owned subsidiaries of Holdings, merged into Holdings, with Holdings as the surviving entity. All references to Holdings and Company refer to such entity as it existed following the consummation of those transactions and mergers.

                       GB HOLDINGS, INC. AND SUBSIDIARIES

                                   (UNAUDITED)


        On July 23, 2004, the Board of Directors of Holdings authorized the filing of a request with the Securities and Exchange Commission and the American Stock Exchange to withdraw its common stock, par value $.01 per share (the "Common Stock"), from listing and registration on the American Stock Exchange (Ticker Symbol: GBH). On July 29, 2004, Holdings filed an application to voluntarily delist its common stock from the American Stock Exchange.

                       GB HOLDINGS, INC. AND SUBSIDIARIES


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


       This Quarterly Report on Form 10-Q contains forward-looking statements about the business, financial condition and prospects of GB Holdings, Inc. ("Holdings"), Atlantic Coast Entertainment Holdings, Inc. ("Atlantic Holdings") and ACE Gaming LLC ("ACE") collectively the "Company." The actual results could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties. Such risks and uncertainties are beyond management's ability to control and, in many cases, cannot be predicted by management. When used in this Quarterly Report on Form 10-Q, the words "believes", "estimates", "anticipates", "expects", "intends" and similar expressions as they relate to Holdings, Atlantic Holdings, ACE or its management are intended to identify forward-looking statements (see "Private Securities Litigation Reform Act" below).

        OVERVIEW

       Holdings is a Delaware corporation. In February 1994, Holdings acquired Greate Bay Hotel and Casino, Inc. ("Operating"), through a capital contribution by its then parent. Operating's principal business activity was its ownership of the Sands Casino Hotel (the "Sands"). As a result of the consummation of the transactions and mergers described below, The Sands is now owned by ACE, a New Jersey limited liability company and a wholly owned subsidiary of Atlantic Holdings.

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

       On July 22, 2004, Atlantic Holdings consummated the Consent Solicitation and Offer to Exchange in which holders of an aggregate principal amount of $66,258,970 of 11% Notes tendered such notes for exchange on a dollar for dollar basis for 3% Notes and each holder that tendered received their pro rata share of the aggregate consent fees ($6.6 million) at the rate of $100 per $1,000 principal amount of the 11% Notes tendered, plus accrued interest ($2.3 million) on the 11% Notes tendered. Pursuant to the terms of the 3% Notes, such Notes are, at the election of the holders of a majority of the aggregate principal amount, either payable. in or convertible into an aggregate of 4,367,062 shares of Atlantic Holdings Common Stock, subject to adjustments for stock dividends, stock splits, recapitalizations and the like. Also, an aggregate of 10,000,000 warrants to purchase an aggregate of 2,750,000 shares of Atlantic Holdings Common Stock were distributed on a pro rata basis to the shareholders of Holdings upon the consummation of the transaction. Such Warrants allow the holders to purchase, at an exercise price of $.01 per share, an aggregate of 2,750,000 shares of Atlantic Holdings' Common Stock and are only exercisable upon following the earlier of (a) either the 3% Notes being paid in cash or upon conversion, in

                       GB HOLDINGS, INC. AND SUBSIDIARIES


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

whole or in part, into Atlantic Holdings Common Stock, (b) payment in full of the outstanding principal of the 11% Notes which have not been exchanged, and
(c) a determination by a majority of the board of directors of Atlantic Holdings (including at least one independent director of Atlantic Holdings) that the Warrants may be exercised. Also on July 22, in connection with the consummation of the Consent Solicitation and Offer to Exchange, in a series of transactions, Property and Operating merged with Holdings.

        Pursuant to New Jersey law, the corporate owner of the Sands is required to maintain a casino license in order to operate The Sands. The gaming licenses required to own and operate The Sands must be renewed in 2004, which requires that the New Jersey Casino Control Commission ("CCC") determine that among other things, Atlantic Holdings and ACE are financially stable. In order to be found "financially stable" under the New Jersey Casino Control Act ("NJCCA"), Atlantic Holdings and ACE must demonstrate among other things, their ability to pay, exchange, or refinance debts that mature or otherwise become due and payable during the license term, or to otherwise manage such debts. During July 2004, The Sands filed a timely renewal application of its casino license for a four year term. The CCC will consider The Sands casino license renewal application on September 29, 2004. There has been no precedent of non-renewal of a casino license in this situation.

        In connection with the Consent Solicitation and Exchange Offer described above, holders of $66,258,970 of 11% Notes exchanged such notes for an equal principal amount of 3% Notes. As a result, $43,741,030 of principal amount of the 11% Notes remain outstanding and mature in September 2005. Holdings' ability to pay interest on such outstanding 11% Notes is dependent upon receipt of funds from Atlantic Holdings in amounts sufficient to make such interest payments, and such disbursements are subject to (i) a number of conditions including that such payment is required to be made prior to or at maturity of the 11% Notes and that at the time of such payment and after giving effect thereto, no event of default exists and no event that could result in an event of default has occurred or is incipient and (ii) Atlantic Holdings being able to make such payments. In addition, Holdings' ability to pay the principal amount of the remaining 11% Notes at maturity in September 2005 will depend upon its ability to refinance such Notes on favorable terms, or at all, or to derive sufficient funds from the sale of its Atlantic Holdings Common Stock or from a borrowing. If Holdings does not pay the principal due on the remaining 11% Notes at maturity it could result in among other things, the possibility of Holdings seeking bankruptcy protection.


LIQUIDITY AND CAPITAL RESOURCES

        SUMMARY

                       GB HOLDINGS, INC. AND SUBSIDIARIES


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

        During 2004, management anticipates making tax payments of approximately $1.1 million to the State of New Jersey. Management believes that cash flows generated from operations during 2004, as well as available cash reserves, will be sufficient to meet its operating plan. In the first quarter of 2004, the Board approved a capital expenditures program for 2004 under which Holdings and its subsidiaries anticipate making capital expenditures of up to $23.6 million to invest in and upgrade The Sands. Based upon expected cash flow generated from operations, management determined that it would be prudent for the Company to obtain a line of credit to provide additional cash availability, to meet the Company's working capital needs, in the event that anticipated cash flow is less than expected or expenses exceed those anticipated. At the request of the Company, Ealing Corp., a Nevada corporation and an affiliate of Carl C. Icahn (the Company's chairman and majority shareholder), agreed to provide a revolving credit facility, secured by a first lien on all of the assets of the Company, under which the Company may borrow up to an aggregate amount of $10 million for general working capital purposes. After receipt of Ealing's commitment, the Company contacted several other lenders and was able to obtain a term sheet, from an unaffiliated lender for financing its working capital needs and the Company then allowed the commitment from Ealing to expire. In the term sheet, the unaffiliated lender agreed to provide a revolving credit facility to the Company allowing the Company to borrow up to an aggregate principal amount of $10 million for working capital purposes, which shall mature 364 days following the execution of definitive documents, which is secured by a first lien on all of the assets of the Company, and has an interest rate of LIBOR plus 8% per annum.

        OPERATING ACTIVITIES

        At June 30, 2004, the Company had cash and cash equivalents of $30.3 million. The Company generated $3.8 million of net cash from operations during the six months ended June 30, 2004 compared to $3.5 million during the same prior year period.

        INVESTING ACTIVITIES

        Capital expenditures at The Sands for the six months ended June 30, 2004 amounted to approximately $7.0 million compared to $7.7 million in 2003. In order to enhance its competitive position in the market place, The Sands may determine to incur additional substantial costs and expenses to maintain, improve and expand its facilities and operations. Management has approval from its Board of Directors for a 2004 capital expenditure plan of up to $23.6 million, which includes a renovation of one floor of standard hotel rooms to suites, new slot machines, casino and hotel renovations as well as replacement and upgrades to infrastructure and technology. However, in order to avoid disruption of its operations during the peak summer season and based upon operating results and available cash, management may defer some slot machine replacements and casino renovations to the latter half of 2004 or beyond, thereby reducing capital expenditures for 2004. Accordingly, additional financing requirements could be reduced significantly.

        The Sands is required by the Casino Act to make certain quarterly deposits based on gross revenue with the Casino Reinvestment Development Authority ("CRDA") in lieu of a certain investment alternative tax. Deposits for the six months ended June 30, 2004 and 2003 amounted to $872,000 and $1.1 million, respectively.

                       GB HOLDINGS, INC. AND SUBSIDIARIES


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

        FINANCING ACTIVITIES

        There were no financing activities during the six months ended June 30, 2004. As of June 30, 2004, the only scheduled payment of long-term debt is the 11% Notes, which mature on September 29, 2005. During 2004, Management anticipates making its next scheduled interest payment on the 11% Notes of $2.4 million on September 29, 2004; since the anticipated exchange was consummated prior to September 29, 2004, holders that exchanged were entitled to payments for accrued interest at the time of the exchange. As noted above, Holdings' ability to pay interest is dependent upon the receipt of payments from Atlantic Holdings and its ability to pay the principal amount of the remaining 11% Notes at maturity in September 2005 will depend upon its ability to refinance such Notes on favorable terms or at all or to derive sufficient funds from the sale of its Atlantic Holdings Common Stock or from a borrowing.

        Pursuant to New Jersey law, the corporate owner of The Sands is required to maintain a casino license in order to operate The Sands. The gaming licenses required to own and operate The Sands must be renewed in 2004, which requires that the CCC determine that among other things, Atlantic Holdings and ACE are financially stable. In order to be found "financially stable" under NJCCA, Atlantic Holdings and ACE must demonstrate among other things, its ability to pay, exchange, or refinance debts that mature or otherwise become due and payable during the license term, or to otherwise manage such debts. During July 2004, the Sands filed a timely renewal application of its casino license for a four year term. The CCC will consider the Sands casino license renewal application on September 29, 2004. There has been no precedent of non-renewal of a casino license in this situation.

         CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         The Company's discussion and analysis of its results of operations and financial condition are based upon its condensed consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America ("USA GAAP"). The preparation of financial statements in conformity with USA GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. Estimates and assumptions are evaluated on an ongoing basis and are based on historical and other factors believed to be reasonable under the circumstances. The results of these estimates may form the basis of the carrying value of certain assets and liabilities and may not be readily apparent from other sources. Actual results, under conditions and circumstances different from those assumed, may differ from estimates. The impact and any associated risks related to estimates, assumptions, and accounting policies are discussed within Management's Discussion and Analysis of Results of Operations and Financial Condition, as well as in the Notes to the Condensed Consolidated Financial Statements, if applicable, where such estimates, assumptions, and accounting policies affect the Company's reported and expected financial results.

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

SELF-INSURANCE - The Company retains the obligation for certain losses related to customer's claims of personal injuries incurred while on the Company property as well as workers compensation claims and major medical claims for non-union employees. The Company accrues for outstanding reported claims, claims that have been incurred but not reported and projected claims based upon management's estimates of the aggregate liability for uninsured claims using historical experience, an adjusting company's estimates and the estimated trends in claim values. Although management believes it has the ability to adequately project and record estimated claim payments, it is possible that actual results could differ significantly from the recorded liabilities.

ALLOWANCE FOR OBLIGATORY INVESTMENTS - The Company maintains obligatory investment allowances for its investments made in satisfaction of its CRDA obligation. The obligatory investments may ultimately take the form of CRDA issued bonds, which bear a below market rate of interest, direct investments or donations. Management bases its reserves on the type of investments the obligation has taken or is expected to take. CRDA bonds bear interest at approximately one-third below market rates. Donations of The Sands' quarterly deposits to the CRDA have historically yielded a 51% future credit or refund of obligations. Recently, however, CRDA donations have not yielded a specific future credit percentage. Certain donations have made the Sands eligible for a 100% return of existing investments under certain conditions. Other donations have little or no future credit value. Management has reserved the predominant balance of its obligatory investments at between 33% and 49%.

                       GB HOLDINGS, INC. AND SUBSIDIARIES


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


        RESULTS OF OPERATIONS

        GAMING OPERATIONS

        Information contained herein, regarding Atlantic City casinos other than the Sands, was obtained from reports filed with the CCC.

        The following table sets forth certain unaudited financial and operating data relating to the Sands' and all other Atlantic City casinos' capacities, volumes of play, hold percentages and revenues:

                                                                           THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                               JUNE 30,                        JUNE 30,
                                                                      -----------------------------  -------------------------------
                                                                           2004           2003            2004             2003
                                                                      -------------  --------------  --------------   --------------
                                                                         (Dollars in Thousands)          (Dollars in Thousands)
UNITS: (AT END OF PERIOD)
     Table Games       - Sands                                                  75              61              75                61
                       - Atlantic City (ex. Sands)                           1,324           1,154           1,324             1,154
     Slot Machines     - Sands                                               2,186           2,171           2,186             2,171
                       - Atlantic City (ex. Sands)                          40,121          36,034          40,121            36,034

GROSS WAGERING (1)
     Table Games       - Sands                                        $     59,714   $      53,144   $     119,611    $       98,315
                       - Atlantic City (ex. Sands)                       1,812,558       1,610,605       3,594,662         3,130,602
     Slot Machines     - Sands                                             481,878         514,630         913,426           993,880
                       - Atlantic City (ex. Sands)                      10,515,398       9,787,048      20,329,207        18,502,770
HOLD PERCENTAGES (2)
     Table Games       - Sands                                              17.04%          15.21%          16.23%            14.65%
                       - Atlantic City (ex. Sands)                          15.34%          16.39%          15.82%            16.52%
     Slot Machines     - Sands                       (accrual basis)         8.20%           8.02%           8.15%             7.89%
                       - Sands                       (cash basis)            8.36%           8.18%           8.35%             8.07%
                       - Atlantic City (ex. Sands)   (accrual basis)           N/A             N/A             N/A               N/A
                       - Atlantic City (ex. Sands)   (cash basis)            8.23%           8.15%           8.16%             8.09%
REVENUES (2)
     Table Games       - Sands                                        $     10,175   $       8,085   $      19,407    $       14,404
                       - Atlantic City (ex. Sands)                         278,028         264,049         568,607           517,194
     Slot Machines     - Sands                       (accrual basis)        39,530          41,259          74,457            78,422
                       - Sands                       (cash basis)           40,291          42,089          76,301            80,221
                       - Atlantic City (ex. Sands)   (accrual basis)           N/A             N/A             N/A               N/A
                       - Atlantic City (ex. Sands)   (cash basis)          865,731         797,265       1,659,570         1,496,331
     Other (3)         - Sands                                                 356             303             697               461
                       - Atlantic City (ex. Sands)                          14,201          10,367          27,923            20,040

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

        For the three and six months ended June 30, 2004 the table game drop increased $6.6 million (12.4%) and $21.3 million (21.7%) compared to the comparable periods in 2003. These results are compared to the Atlantic City Industry table drop results, which increased $202.0 million (12.5%) and $464.1 million (14.8%) for the three months and six months ended June 30, 2004 respectively compared to the same periods in 2003. During these 2004 periods, the Borgata was in operation with no comparable operations during the same prior year periods. Despite the impact of a major new competitor in the Atlantic City market, the Company maintained its table game market share (3.3%) for the second quarter 2004 and increased its table game market share by 0.2 percentage points to 3.3% the first half of 2004 when compared to the same prior year periods. Table game hold percentage for the Company increased by 1.8 percentage points to 17.0% and 1.5 percentage points to 16.2% for the three and six month periods ended June 30, 2004, respectively, compared to the same periods in 2003. The number of table games in operation, as of June 30, 2004, was 75 compared to 61 at the same time in 2003. On an industry-wide basis, the number of table games increased by 170 units or 14.7% to 1,324 at June 30, 2004 compared to 2003.

        Slot machine handle for the Company decreased $32.8 million (6.4%) and $80.5 million (8.1%) for the three and six month periods ended June 30, 2004, respectively, compared to the same periods in 2003. By comparison, the percentage change in slot machine handle for all other Atlantic City casinos during these periods in 2004 compared to the same periods was 7.4% increase for the three month period and a 9.9% increase for the six month period. The Company's 2004 decrease in handle was primarily due to the competitive impact of Borgata on the Atlantic City market. The Borgata added 3,550 units of Atlantic City's highest daily win per unit slot machines, as measured over the first half of 2004. The Sands decrease in slot machine handle was offset by an increase in the hold percentage of 0.2 percentage points to 8.2% and 0.3 percentage points to 8.2% for the three and six month periods ended June 30, 2004 compared to the same periods in 2003. This positive variance in hold percentage was not enough to offset the decrease in slot machine handle and resulted in a decrease in Slot revenue of $1.7 million (4.2%) and $4.0 million (5.1%) for the three and six month periods ended June 30, 2004, respectively, compared to the periods in 2003. The number of slot machine units as of June 30, 2004 was 2,186 compared to 2,171 at the same time in 2003. On an industry-wide basis, the number of slot machines increased by 4,057 units or 11.3% to 40,121 at June 30, 2004 compared to 2003.

                       GB HOLDINGS, INC. AND SUBSIDIARIES


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

        The following table sets forth the changes in operating revenues and expenses (unaudited) for the three month and six month periods ended June 30, 2004 and 2003:

                                             THREE MONTHS ENDED JUNE 30,                          SIX MONTHS ENDED JUNE 30,
                                   -----------------------------------------------  ------------------------------------------------
                                                               INCREASE (DECREASE)                             INCREASE (DECREASE)
                                      2004        2003           $           %         2004        2003          $            %
                                   ---------   ----------   ------------ ---------  ----------  ----------  ----------  ------------
                                                                          (DOLLARS IN THOUSANDS)
Revenues:
Casino                             $  50,061    $  49,647    $    414        0.83   $  94,561   $  93,286   $   1,275          1.37
Rooms                                  2,776        2,956        (180)      (6.09)      5,061       5,415        (354)        (6.54)
Food and Beverage                      5,797        5,511         286        5.19      10,785      10,175         610          6.00
Other                                  1,023        1,080         (57)      (5.28)      1,953       1,963         (10)        (0.51)

Promotional Allowances                14,320       13,164       1,156        8.78      25,574      25,008         566          2.26

EXPENSES:
Casino                                32,967       33,072        (105)      (0.32)     63,298      64,958      (1,660)        (2.56)
Rooms                                    724          596         128       21.48       1,332       1,030         302         29.32
Food and Beverage                      2,204        2,425        (221)      (9.11)      4,294       4,481        (187)        (4.17)
Other                                    678          784        (106)     (13.52)      1,375       1,388         (13)        (0.94)
General and Administrative             3,005        2,739         266        9.71       5,878       5,261         617         11.73
Depreciation and Amortization          4,017        3,947          70        1.77       8,090       7,678         412          5.37

Loss (gain) on disposal of assets        (31)          (1)        (30)   3,000.00         (31)          3         (34)    (1,133.33)

INCOME FROM OPERATIONS                 1,773        2,468        (695)     (28.16)      2,550       1,032       1,518        147.09

Non-operating expense, net             4,018        2,791       1,227       43.96       7,668       5,597       2,071         37.00
Income Tax Provision                     248          184          64       34.78         515         343         172         50.15

        REVENUES

        Overall casino revenues increased $414,000 (0.8%) and $1.3 million (1.4%) for the three and six month periods ended June 30, 2004, respectively, compared to the same periods in 2003. The increase in casino revenues is attributable to the increases in table game revenue ($2.1 million) and other casino revenue ($53,000) offset by a decrease in slot machine revenue ($1.7 million) with the related changes in hold percentage.

        Room revenue decreased $180,000 (6.1%) and $354,000 (6.5%) for the three and six month periods ended June 30, 2004, respectively, compared to the same period in 2003. The decrease in room revenue is directly attributable to the decrease in room occupancy for the three and six months ended June 30, 2004, respectively, compared to the same period in 2003. The decrease in occupancy was primarily due to a reduction in promotional room nights.

        Food and Beverage revenues increased $286,000 (5.2%) and $610,000 (6.0%) for the three and six month periods ended June 30, 2004, respectively, compared to the same periods in 2003. These increases are directly attributable to the new casino bar ("Swingers") ($308,000 quarter-to-date and $622,000 year-to-date), which opened in July 2003.

                       GB HOLDINGS, INC. AND SUBSIDIARIES


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

        Other revenues decreased $57,000 (5.3%) and $10,000 (0.5%) for the three and six month periods ended June 30, 2004, respectively, compared to the same periods in 2003. The decrease during the three and six month periods is primarily attributable to a reduction in the people-mover monthly rental with Caesars Entertainment. The rent was lowered by $30,000 per month in July 2003, according to the lease.

        PROMOTIONAL ALLOWANCES

        Promotional allowances are comprised of (i) the estimated retail value of goods and services provided free of charge to casino customers under various marketing programs, (ii) the cash value of redeemable points earned under a customer loyalty program based on the amount of slot play and (iii) coin and cash coupons and discounts. The dollar amount of promotional allowances increased $1.2 million (8.8%) and $566,000 (2.3%) for the three and six month periods ended June 30, 2004, respectively, compared to the same periods in 2003. As a percentage of casino revenues, promotional allowances increased to 28.6% from 26.5% and 27.0 % from 26.8% for the three and six month periods ended June 30, 2004, respectively, compared to the same periods in 2003. The increase in this ratio is directly attributable to the increased casino revenues as a result of the Company's continued focus on its table game enhancement and refocus on the mid to high end slots.

        DEPARTMENTAL EXPENSES

        Casino expenses at the Sands decreased by $105,000 (0.3%) and $1.7 million (2.6%), respectively, for the three and six months ended June 30, 2004 compared to the same prior year period. The decrease in casino expenses is primarily due to a reduction of allocable costs to the casino department for overhead, marketing and complimentary expenses ($355,000 and $1.2 million, respectively, for the three and six months ended June 30, 2004 compared to the same prior year periods). Payroll expenses decreased ($209,000 and $231,000 for the three and six months ended June 30, 2004, respectively) due to the reduction in personnel. The provision for doubtful accounts was reduced by $204,000 and $379,000 for the three and six months ended June 30, 2004, respectively, as a result of less casino credit activity.

        Rooms expenses increased $128,000 (21.5%) and $302,000 (29.3%) for the three and six months ended June 30, 2004 compared to the same prior year period. The increased rooms expenses are almost entirely due to a reduction of allocable costs to the casino department for complimentary expenses ($209,000 and $501,000, respectively, for the three and six months ended June 30, 2004 compared to the same prior year periods) as a result of fewer complimentary promotional room nights in 2004 compared to 2003. These were offset slightly by favorable variances in payroll and benefits ($134,000 and $225,000, respectively, for the three and six months primarily ended June 30, 2004 compared to the same prior year period) due to reductions in staffing.

        Food and beverage expenses decreased $221,000 (9.1%) and $187,000 (4.2%), respectively, for the three and six months ended June 30, 2004 compared to the same prior year period. The decreases were primarily due to decreased payroll and benefits costs ($169,000 and $263,000 for the three and six months ended June 30, 2004, respectively, compared to the same prior year periods as a result of lower staffing levels). Also contributing to the decreased food and beverage expense were increases in allocable overhead and complimentary expense to the casino department ($73,000 and $126,000 for the three and six months ended June 30, 2004, respectively) and food and beverage cost of sales ($71,000 and $207,000 for the three and six months ended June 30, 2004, respectively), which were a result of increased sales.

                       GB HOLDINGS, INC. AND SUBSIDIARIES


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

        Other expenses decreased $106,000 (13.5%) and $13,000 (0.9%) for the three and six months ended June 30, 2004, compared to the same prior year periods. The decreased costs were due to an unfavorable variance in allocable costs to casino expense for complimentaries ($281,000 and $356,000 for the three and six months ended June 30, 2004, respectively). Decreased payroll and benefits costs also contributed favorably $133,000 and $299,000 for the three and six months ended June 30, 2004, respectively) due to reduced staffing. These were offset by increases in entertainment costs ($246,000 and $361,000 for the three and six months ended June 30, 2004, respectively) due to increased headline entertainment compared to the prior year periods.

        GENERAL AND ADMINISTRATIVE EXPENSES

        General and administrative expenses increased $266,000 (9.7%) and $617,000 (11.7%), respectively, for the three and six months ended June 30, 2004, compared to the same prior year periods. The increases were due to lower allocable costs for property overhead to the casino department ($480,000 and $1.0 million for the three and six months ended June 30, 2004, respectively) and the increased cost of electricity ($193,000 and $340,000 for the three and six months ended June 30, 2004, respectively, compared to the same prior year periods) due to increased energy costs.

        DEPRECIATION AND AMORTIZATION, INCLUDING PROVISION FOR OBLIGATORY INVESTMENTS

        Depreciation and amortization, including provision for obligatory investments, increased $70,000 (1.8%) and $412,000 (5.4%), respectively, for the three and six month periods ended June 30, 2004, compared to the same prior year periods due to an increase in depreciation expense ($140,000 and $399,000 for the three and six months ended June 30, 2004, respectively) as a result of the continued investment in infrastructure and equipment during the current and preceding year.

        INTEREST INCOME AND EXPENSE

        Interest income decreased by $55,000 (32.0%) and $133,000 (36.8%), respectively, during the three and six month periods ended June 30, 2004, compared to the same prior year periods. The decrease was due to smaller earnings on decreased cash reserves.

        Interest expense increased $42,000 and $99,000, respectively, during the three and six month periods ended June 30, 2004, compared to the same periods in 2003. The increase is due to a larger accrual of capitalized interest in 2003 compared to 2004 for both the quarterly and year-to-date comparison ($47,000 and $110,000,respectively, for the three and six months ended June 30, 2004 compared to the same prior year periods).

                       GB HOLDINGS, INC. AND SUBSIDIARIES


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

        DEBT RESTRUCTURING COSTS

        Debt Restructuring Costs amounted to $1.1 million and $1.8 million, respectively, for the three and six month periods ended June 30, 2004, as a direct result of the Consent Solicitation and Offer to Exchange commenced by Atlantic Holdings. There were no similar costs incurred during the same periods in 2003.

        INCOME TAX PROVISION

        Federal and State income tax provisions are based upon the results of operations for the current period and the estimated adjustments for income tax purposes of certain nondeductible expenses.

        Due to recurring losses, the Company has not recorded Federal income tax for the six months ended June 30, 2004.

        The State income tax provision increased $64,000 (34.8%) and $172,000 (50.2%), respectively, for the three and six months ended June 30, 2004 compared to the same prior year periods is a result of the casino net income tax, which became effective in July 2003.

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

        PRIVATE SECURITIES LITIGATION REFORM ACT

        The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Form 10-Q and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made by such companies) contains statements that are forward-looking, such as statements relating to future expansion plans, future construction costs and other business development activities including other capital spending, economic conditions, financing sources, competition and the effects of tax regulation and state regulations applicable to the gaming industry in general or Holdings in particular. Such forward-looking information involves important risks and uncertainties that

                       GB HOLDINGS, INC. AND SUBSIDIARIES


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of Holdings. These risks and uncertainties include, but are not limited to, those relating to development and construction activities, dependence on existing management, leverage and debt service (including sensitivity to fluctuations in interest rates), domestic or global economic conditions, activities of competitors and the presence of new or additional competition, fluctuations and changes in customer preference and attitudes, changes in federal or state tax laws or the administration of such laws and changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions).

RISK FACTORS RELATED TO THE BUSINESS OF THE COMPANY

HOLDINGS MAY BE UNABLE TO PAY EITHER THE INTEREST ON THE 11% NOTES EITHER AT OR PRIOR TO MATURITY OR THE PRINCIPAL ON THE 11% NOTES AT MATURITY

        Holdings' ability to pay (i) interest on the 11% Notes is dependent upon the receipt of payments from Atlantic Holdings, which is subject to (A) a number of conditions, including that such payment is required to be made prior to or at maturity of the 11% Notes and that at the time of such payment and giving effect thereto, no event of default exists and no event that could result in an event of default has occurred or is incipient and (ii) the principal amount of the remaining 11% Notes at maturity in September 2005 will depend upon its ability to refinance such Notes on favorable terms or at all or to derive sufficient funds from the sale of its Atlantic Holdings Common Stock or from a borrowing.


THE CORPORATE OWNER OF THE SANDS MAY BE UNABLE TO OBTAIN RENEWAL FROM THE CCC OF THE CASINO LICENSE THAT IS NECESSARY TO OPERATE THE SANDS DUE TO ITS OUTSTANDING DEBT.

      Pursuant to New Jersey law, the corporate owner of The Sands is required to maintain a casino license in order to operate The Sands. The gaming licenses required to own and operate The Sands must be renewed in 2004, which requires that the CCC determine that among other things, Atlantic Holdings and ACE are financially stable. In order to be found "financially stable" under NJCCA, Atlantic Holdings and ACE must demonstrate among other things, their ability to pay, exchange, or refinance debts that mature or otherwise become due and payable during the license term, or to otherwise manage such debts. During July 2004, the Sands filed a timely renewal application of its casino license for a four year term. The CCC will consider the Sands casino license renewal application on September 29, 2004. There has been no precedent of non-renewal of a casino license in this situation.


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

                       GB HOLDINGS, INC. AND SUBSIDIARIES


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

THE COMPANY MAY NEED TO OBTAIN FINANCING FOR WORKING CAPITAL PURPOSES.

         A capital expenditure plan was recently approved by the Board of Directors of the Company, and management believes that cash generated from operations and cash reserves will be sufficient to meet the requirements of the plan. Based upon expected cash flow generated from operations, management determined that it would be prudent for the Company to obtain a line of credit to provide additional cash availability, to meet the Company's working capital needs, in the event that anticipated cash flow is less than expected or expenses exceed those anticipated. At the request of the Company, Ealing Corp., a Nevada corporation and an affiliate of Carl C. Icahn (the Company's chairman and majority shareholder), agreed to provide a revolving credit facility, secured by a first lien on all of the assets of the Company, under which the Company may borrow up to an aggregate amount of $10 million for general working capital purposes. After receipt of Ealing's commitment, the Company contacted several other lenders and was able to obtain a term sheet, from an unaffiliated lender for financing its working capital needs and the Company then allowed the commitment from Ealing to expire. In the term sheet, the unaffiliated lender agreed to provide a revolving credit facility to the Company allowing the Company to borrow up to an aggregate principal amount of $10 million for working capital purposes, which shall mature 364 days following the execution of definitive documents, which is secured by a first lien on all of the assets of the Company, and has an interest rate of LIBOR plus 8% per annum. The revolving credit facility is subject to the execution of definitive documents and certain other conditions and the consummation of the loan facility is therefore not assured.

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

THE COMPANY'S QUARTERLY OPERATING RESULTS ARE SUBJECT TO FLUCTUATIONS AND SEASONALITY.

         The Company's quarterly operating results are highly volatile and subject to unpredictable fluctuations due to unexpectedly high or low losses, changing customer tastes and trends, unpredictable patron gaming volume, the proportion of table game revenues to slot game revenues, weather and discretionary decisions by The Sands' patrons regarding frequency of visits and spending amounts. The Company's operating results for any given quarter may not meet expectations or conform to the operating results of the Company's local, regional or national competitors. If the Company's operating results do not conform to such expectations our share price may be adversely affected. Conversely, favorable operating results in any given quarter may be followed by an unexpected downturn in subsequent quarters.

                       GB HOLDINGS, INC. AND SUBSIDIARIES


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

INCREASED STATE TAXATION OF GAMING AND HOSPITALITY REVENUES COULD ADVERSELY AFFECT THE COMPANY'S RESULTS OF OPERATIONS.

         The casino industry represents a significant source of tax revenues to the various jurisdictions in which casinos operate. Gaming companies are currently subject to significant state and local taxes and fees in addition to normal federal and state corporate income taxes. For example, casinos in Atlantic City pay for licenses as well as special taxes to the city and state. New Jersey taxes annual gaming revenues at the rate of 8.0%. New Jersey also levies an annual investment alternative tax of 2.5% on annual gaming revenues in addition to normal federal and state income taxes. This 2.5% obligation, however, can be satisfied by purchasing certain bonds or making certain investments in the amount of 1.25% of annual gaming revenues. On July 3, 2002, the State of New Jersey passed the New Jersey Business Tax Reform Act, which, among other things, suspended the use of the New Jersey net operating loss carryforwards for two years and introduced a new alternative minimum assessment under the New Jersey corporate business tax based on gross receipts or gross profits. For the six months ended June 30, 2004 and 2003, there was a charge to income tax provision of $340,000 and $343,000, respectively, related to the impact of the New Jersey Business Tax Reform Act.

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

THE COMPANY MAY INCUR LOSSES THAT WOULD NOT BE COVERED BY INSURANCE AND THE COST OF INSURANCE WILL INCREASE.

         Although Atlantic Holdings, a wholly owned subsidiary of Holdings, has agreed in the Indenture governing its 3% Notes to maintain insurance customary and appropriate for its business, the Company cannot assure you that insurance will be available or adequate to cover all loss and damage to which the Company's business or the Company's assets might be subjected. In connection with insurance renewals subsequent to September 11, 2001, the insurance coverage for certain types of damages or occurrences have been diminished substantially and are unavailable at commercial rates. Consequently, the Company is self-insured for certain risks. The lack of insurance for certain types or levels of risk could expose the Company to significant losses in the event that an uninsured catastrophe occurred. Any losses the Company incurs that are not covered by insurance may decrease future operating income, require it to find replacements or repairs for destroyed property and reduce the funds available for the principal and interest payments to service its debt.

THERE ARE RISKS RELATED TO THE CREDITWORTHINESS OF PATRONS OF THE CASINOS.

       The Sands is exposed to certain risks related to the creditworthiness of its patrons. Historically The Sands has extended credit on a discretionary basis to certain qualified patrons. For the six months ended June 30, 2004, gaming credit extended to Sands' table game patrons accounted for approximately 24.7% of overall table game wagering, and table game wagering accounted for approximately 11.6% of overall casino wagering during the period. At June 30, 2004, gaming receivables amounted to $9.5 million before an allowance for uncollectible gaming receivables of $5.6 million. There can be no assurance that defaults in the repayment of credit by patrons of The Sands would not have a material adverse effect on the results of operations of The Sands and, consequently the Company.

                       GB HOLDINGS, INC. AND SUBSIDIARIES


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

THE COMPANY'S SUCCESS DEPENDS IN PART ON THE AVAILABILITY OF QUALIFIED MANAGEMENT AND PERSONNEL AND ON THE COMPANY'S ABILITY TO RETAIN SUCH EMPLOYEES.

       The quality of individuals hired for positions in the hotel and gaming operations will be critical to the success of the Company's business. It may be difficult to attract, retain and train qualified employees due to the competition for employees with other gaming companies and their facilities in the Company's jurisdiction and nationwide. The Borgata, a recently opened casino located in the marina district of Atlantic City has aggravated this problem. The Company cannot assure you that it will be successful in retaining current personnel or in hiring or retaining qualified personnel in the future. A failure to attract or retain qualified management and personnel at all levels or the loss of any of the Company key executives could have a material adverse effect on the Company's financial condition and results of operations.

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

       On July 3, 2003, The Borgata, a joint venture of Boyd Gaming Corporation and MGM Mirage, opened in the marina district of Atlantic City. The Borgata features a 40-story tower with 2,010 rooms and suites, as well as a 135,000 square-foot casino, restaurants, retail shops, a spa and pool, and entertainment venues. This project represents a significant increase to capacity in the market. Additionally, the Borgata announced expansion plans that include additional gaming and retail space. Construction is expected to commence in 2005. In addition, other competitors of the Company in Atlantic City have recently completed expansions of their hotels or have announced expansion projects. For example, Tropicana Atlantic City is constructing a 502-room hotel tower, a 25-room conference center, a 2,400 space parking garage, an expanded casino floor and a 200,000 square foot themed shopping, dining and entertainment complex called The Quarter. Tropicana intends to complete the project in the third quarter of 2004. Resorts recently completed a hotel room addition of approximately 400 rooms. The business of the Company may be adversely impacted
(i) by the additional gaming and room capacity generated by this increased competition in Atlantic City and/or (ii) by other projects not yet announced in New Jersey or in other markets (e.g., Pennsylvania, Maryland, New York and Connecticut).

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

                       GB HOLDINGS, INC. AND SUBSIDIARIES


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         The Pennsylvania legislature passed and the governor signed a bill in July 2004 that will allow for up to 60,000 slot machines to operate at eight authorized race tracks and four stand alone slot parlors. The first of these slot machines are expected to be operational during 2005.

         Maryland is among the other states currently contemplating some form of gaming legislation. Maryland's proposed legislation would authorize video lottery terminals at some of Maryland's racing facilities. Maryland was unable to enact any legalized gaming legislation in their legislative sessions during the six months ended June 30, 2004. Since The Sands' market is primarily a drive-to-market, legalized gambling in Pennsylvania or one or more states neighboring or within close proximity to New Jersey could have a material adverse effect on the Atlantic City gaming industry overall, including The Sands.

HOLDERS OF THE COMPANY'S SECURITIES ARE SUBJECT TO THE CCC AND THE NJCCA.

        The holders of the Company's common stock, par value $.01 per share ("Common Stock") and 11% Notes are subject to certain regulatory restrictions on ownership. While holders of publicly traded obligations such as the 3% Notes are generally not required to be investigated and found suitable to hold such securities, the CCC has the discretionary authority to (i) require holders of securities of corporations governed by New Jersey gaming law to file applications; (ii) investigate such holders; and (iii) require such holders to be found suitable or qualified to be an owner or operator of a gaming establishment. Pursuant to the regulations of the CCC such gaming corporations may be sanctioned, including the loss of its approvals, if, without prior approval of the CCC, it (i) pays to the unsuitable or unqualified person any dividend, interest or any distribution whatsoever; (ii) recognizes any voting right by such unsuitable or unqualified person in connection with the securities; (iii) pays the unsuitable or unqualified person remuneration in any form; or (iv) makes any payments to the unsuitable or unqualified person by way of principal, redemption, conversion, exchange, liquidation, or similar transaction. If the Company is served with notice of disqualification of any holder, such holder will be prohibited by the NJCCA from receiving any payments on, or exercising any rights connected to, the Company's Common Stock or 3% Notes, as applicable.

        ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Market risk is the risk of loss arising from changes in market rates and prices, such as interest rates and foreign currency exchange rates. The Company does not have securities subject to interest rate fluctuations and has not invested in derivative-based financial instruments.

        At April 16, 2004, the last full trading day prior to the delisting of 11% Notes from trading on the American Stock Exchange, the fair value of the Company's fixed rate debt was $89.1 million compared with its carrying amount of $110 million.

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

        No change occurred in the Company's internal controls concerning financial reporting during the fiscal quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II:  OTHER INFORMATION
---------------------------

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

ITEM 6.(B) REPORTS ON FORM 8-K

        During the quarter ended June 30, 2004, the Registrant filed one Current Report on Form 8-K: (Items 5 and 7) on April 22, 2004.


SIGNATURES
----------

        Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Atlantic City, State of New Jersey on August 13, 2004.

                                                         GB HOLDINGS, INC.
                                                            Registrant

Date:         August 13, 2004                   /s/        Denise Barton
     --------------------------------              -----------------------------
                                                           Denise Barton
                                                     Chief Financial Officer

PART II:  OTHER INFORMATION
----------------------------

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

ITEM 6.(B) REPORTS ON FORM 8-K

        During the quarter ended June 30, 2004, the Registrants filed one Current Report on Form 8-K: (Items 5 and 7) on April 22, 2004.


SIGNATURES
----------

        Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Atlantic City, State of New Jersey on August 13, 2004.

                                                         GB HOLDINGS, INC.
                                                            Registrant

Date:         August 13, 2004
     --------------------------------           --------------------------------
                                                           Denise Barton
                                                     Chief Financial Officer